Form 10-Q
period 1996-03-31
SMC CORP
filed 1996-05-13
CIK 932129

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                 FORM 10-Q



               [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1996

                        Commission File No. 0-25390

                              SMC CORPORATION

           (Exact name of Registrant as specified in its charter)

                 Oregon                                          93-0939076

     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

         30725 Diamond Hill Road
           Harrisburg, Oregon                                       97446

(Address of principal executive offices)                         (Zip Code)

                               (541) 995-8214
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [ X ]               No [  ]

The number of outstanding shares of Common Stock at May 3, 1996: 6,563,064

                              SMC CORPORATION
                             INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
Part I - Financial Information

    Item 1. Financial Statements

            Consolidated Balance Sheet - March 31, 1996 and
            December 31, 1995............................................... 3

            Consolidated Statement of Income - Three Months
            Ended March 31, 1996 and March 31, 1995......................... 4

            Consolidated Statement of Changes in Shareholders'
            Equity - Year Ended December 31, 1995 and Three
            Months Ended March 31, 1996..................................... 5

            Consolidated Statement of Cash Flows - Three Months
            Ended March 31, 1996 and March 31, 1995......................... 6

            Notes to Consolidated Financial Statements...................... 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 9

Part II - Other Information

    Item 6. Exhibits and Reports on Form 8-K................................13

Signatures..................................................................14

Exhibit Index...............................................................15

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMC CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
- - -----------------------------------------------------------------------------------------------------------------


                                                                                   DECEMBER 31,       MARCH 31,
                                                                                       1995              1996
                                                                                 ---------------     ------------
                                                                                                      (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                           $        69      $       478
 Accounts receivable, net                                                                  8,445            7,351
 Claims receivable                                                                           120              105
 Inventories (Note 2)                                                                     16,311           14,571
 Prepaid expenses and other                                                                  412               16
 Deferred tax asset                                                                          752              752
                                                                                     -----------      -----------
      Total current assets                                                                26,109           23,273

Property, plant and equipment, net                                                        12,061           13,608
Intangible assets, net                                                                     2,328            2,284
Other assets                                                                                 700              689
                                                                                     -----------      -----------
     Total assets                                                                    $    41,198      $    39,854
                                                                                     ===========      ===========

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable                                                                      $     1,671      $       299
  Current portion of long-term debt                                                        1,401            1,409
  Accounts payable                                                                        11,053            8,801
  Income taxes payable                                                                        --              556
  Royalties payable                                                                          542              542
  Product warranty liabilities                                                             1,165            1,243
  Accrued liabilities                                                                      2,422            3,129
                                                                                     -----------      -----------
     Total current liabilities                                                            18,254           15,979

Long-term debt, net of current portion                                                     4,676            4,311
Noncurrent royalties                                                                         480              480
Deferred income taxes                                                                        377              377
                                                                                     -----------      -----------
     Total liabilities                                                               $    23,787      $    21,147
                                                                                     -----------      -----------

Shareholders' equity:
  Preferred stock, 5,000 shares authorized, none issued or outstanding                        --               --
  Common stock, 30,000 shares authorized, 6,563 shares issued
    and outstanding                                                                       10,914           10,914
 Additional paid-in capital (Note 4)                                                       1,556            1,556
  Retained earnings (Note 4)                                                               4,941            6,237
                                                                                     -----------      -----------
      Total shareholders' equity                                                          17,411           18,707
                                                                                     -----------      -----------

Total liabilities and shareholders' equity                                           $    41,198      $    39,854
                                                                                     ===========      ===========

 The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- - --------------------------------------------------------------------------------------------


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ----------------------------
                                                                   1995              1996
                                                                ----------        ----------
                                                                       (unaudited)
Sales                                                           $   34,045        $   43,102

Cost of sales                                                       28,984            37,129
                                                                ----------        ----------

  Gross profit                                                       5,061             5,973

Selling, general and administrative expenses                         2,645             3,688
                                                                ----------        ----------

Income from operations                                               2,416             2,285

Interest expense                                                       249               158
Other income, net                                                     (47)              (37)
                                                                ----------        ----------

Income before provision for taxes                                    2,214             2,164

Provision for income taxes (Note 3)                                    177               868
                                                                ----------        ----------

Net income                                                      $    2,037        $    1,296
                                                                ==========        ==========

Net income per share (Note 5)                                   $      .31        $      .20
                                                                ==========        ==========

Weighted average number of shares                                    6,500             6,563
                                                                ==========        ==========

PRO FORMA DATA (NOTE 3):
Income before provision for income taxes                        $    2,214
Pro forma provision for income taxes                                   863
                                                                ----------

Pro forma net income                                            $    1,351
                                                                ==========

Pro forma net income per share                                  $      .21
                                                                ==========

Weighted average number of shares                                    6,500
                                                                ==========


  The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS)
- - -----------------------------------------------------------------------------------------------------------


                                           Common stock            Additional
                                       -----------------------       paid-in       Retained
                                         Shares        Amount        capital       earnings        Total
                                       ---------     ---------     ----------     ----------     ----------
Balance, December 31, 1994                 5,000     $     707     $       --     $    1,556     $    2,263
Common stock issued in
public offering                            1,553        12,032             --             --         12,032
Common stock issued upon
exercise of options                           10            82             --             --             82
Equity issuance costs related
to public offering                            --       (1,907)             --             --         (1,907)
Reclassification of retained
earnings to additional paid-in
capital (Note 4)                              --            --          1,556         (1,556)            --
Net income                                    --            --             --          4,941          4,941
                                       ---------     ---------     ----------     ----------     ----------
Balance, December 31, 1995                 6,563        10,914          1,556          4,941         17,411
                                       ---------     ---------     ----------     ----------     ----------
Net Income                                    --            --             --          1,296          1,296
                                       ---------     ---------     ----------     ----------     ----------
Balance, March 31, 1996                    6,563     $  10,914     $    1,556     $    6,237     $   18,707
                                       =========     =========     ==========     ==========     ==========

  The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
- - ---------------------------------------------------------------------------------------------------


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         --------------------------
                                                                            1995            1996
                                                                         ----------      ----------
                                                                                (unaudited)
Cash flows from operating activities:
   Net income                                                            $  2,037         $  1,296
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
        Depreciation and amortization                                         196              378
        Changes in current assets and liabilities:
           Accounts and claims receivable                                     977            1,109
           Inventories                                                     (2,496)           1,740
           Prepaid expenses and other                                         213              396
           Deferred tax asset                                                (731)              --
           Other assets                                                        --               11
           Accounts payable                                                (2,940)          (2,252)
           Income taxes payable                                               908              556
           Accrued liabilities and other obligations                          454              785
                                                                         --------         --------

Net cash (used in) provided by operating activities                        (1,382)           4,019
                                                                         --------         -------

Cash flows from investing activities:
   Capital expenditures                                                      (719)          (1,881)
                                                                         --------         --------

Net cash used in investing activities                                        (719)          (1,881)
                                                                         --------         --------

Cash flows from financing activities:
   Net repayments on notes payable                                         (2,674)          (1,372)
   Repayments of long-term debt                                              (469)            (357)
   Payments of notes payable to shareholders                               (5,133)              --
   Proceeds from issuance of common stock                                  11,069               --
   Public offering costs                                                     (243)              --
                                                                         --------         --------

Net cash provided by (used in) financing activities                         2,550           (1,729)
                                                                         --------         --------

Net increase in cash and cash equivalents                                     449              409

Cash and cash equivalents, beginning of period                                180               69
                                                                         --------         --------

Cash and cash equivalents, end of period                                      629              478
                                                                         ========         ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                     269              172
                                                                         ========         ========


  The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 1996 (UNAUDITED)
NOTES TO FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS

     The accompanying financial statements are unaudited and have been prepared by SMC Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.   INVENTORIES

     Inventories by major classification are as follows (in thousands):

                                                    DEC. 31, 1995    MAR. 31, 1996
                                                    -------------    -------------
        Raw materials                                 $     8,961      $     6,407
        Work-in-progress                                    5,097            5,077
        Finished goods                                      2,253            3,087
                                                      -----------      -----------
        Total                                         $    16,311      $    14,571
                                                      ===========      ===========

3.   PROVISION FOR INCOME TAXES AND PRO FORMA PROVISION FOR INCOME TAXES

     The provision for income taxes for the three months ended March 31, 1995 is offset by recognition of a cumulative net deferred tax asset of $686,000 associated with the Company's change from S Corporation status to C Corporation status on January 1, 1995, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." A pro forma provision for income taxes that would have been recorded if the Company had been a C Corporation for all periods presented is provided for comparative purposes.

4.   RECAPITALIZATION AND INITIAL PUBLIC OFFERING

     On January 20, 1995, the Company sold 1,552,500 shares of common stock of SMC Corporation at an offering price of $7.75 per share pursuant to an initial public offering (the "Offering"). The proceeds of the Offering (net of underwriting discounts and commissions and offering expenses) of $10.1 million were used to repay borrowings in the amount of approximately $3 million, $2.6 million of which were outstanding at December 31, 1994,

SMC CORPORATION
FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 1996 (UNAUDITED)
NOTES TO FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------


     and repay $5.1 million due under promissory notes issued to shareholders. The remaining proceeds were used for working capital needs.

     As discussed in Note 3, the Company terminated its S corporation status effective January 1, 1995 in conjunction with the Offering and, accordingly, the remaining undistributed S Corporation retained earnings at December 31, 1994 were reclassified as additional paid-in capital.

5.   NET INCOME PER SHARE

     Net income per share is computed based on the weighted average number of shares outstanding during the period after giving effect to stock options and warrants which are considered to be common stock equivalents as such securities aggregate more than 3% of shares outstanding and thus are considered dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected consolidated statement of income data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.

                                      Three months ended March 31,
                                      ----------------------------     Percentage change in
                                            1995        1996              dollar amounts
                                           -----       -----           --------------------
Sales...............................       100.0%      100.0%                 26.6%
Cost of sales ......................        85.1        86.1                  28.1
                                           -----       -----
Gross profit........................        14.9        13.9                  18.0
Selling, general and
 administrative expenses............         7.8         8.6                  39.4
                                           -----       -----
Income from operations..............         7.1         5.3                  (5.4)
Interest expense....................          .7          .4                 (36.5)
Other (income)......................        (0.1)       (0.1)                (21.3)
                                           -----       -----
Pretax income.......................         6.5         5.0                  (2.3)
Provision for income taxes..........          .5         2.0                 390.4
                                           -----       -----
Net income..........................         6.0%        3.0%                (36.4)
Pro forma provision
 for income taxes...................         2.5%
Pro forma net income................         4.0%

     Sales increased 26.6% to $43.1 million for the first quarter of 1996 from $34.0 million for the comparable period in 1995. The increase was largely the result of a 24% unit sales increase to 402 units, up from 325 in the prior year. The unit increase is principally the result of sales to dealers who became Beaver dealers during 1995. Beaver's Monterey model was introduced in June of 1995 and was priced significantly lower than other Beaver models in order to expand the brand's offerings to the market. In the process of introducing the new Monterey model, Beaver increased its dealer distribution network by 21 dealers, some of which carry Beaver's higher priced Patriot and Marquis models. Sales of Safari product remained consistent with the prior year as production levels and sales demand remained relatively constant.

     Gross profit margin increased $912,000 (18.0%) in the first quarter of 1996 compared to 1995, but decreased as a percentage of sales between the two time periods to 13.9% from 14.9%. As a percentage of sales, gross margin was lower due to very favorable product mix in the first quarter of 1995, while the product mix was more typical in the first quarter of 1996. The Company's products generally achieve higher margins for products with higher selling prices.

     Selling, general, and administrative expenses increased 39.4% to $3.7 million for the first quarter of 1996 from $2.6 million in the comparable period of 1995. Proportionately, these costs increased more than sales due to higher legal and accounting costs associated with the change to public company status, increases in staffing, and the commencement of operations at the Company's newly formed subsidiaries, Electronic Design and Assembly, Inc. and Composite Technologies, Inc.

     Given the factors affecting gross margin and selling, general, and administrative expenses, operating income decreased 5.4% to $2.3 million for the first quarter of 1996 from $2.4 million in the comparable period of 1995.

     Interest expense decreased 36.5% to $158,000 for the first quarter of 1996 from $249,000 in the comparable period of 1995. The decrease was due to lower borrowings on the Company's revolving lines of credit in the first quarter of 1996. Cash flows created by profits from operations, reductions in raw materials inventories and decreases in accounts receivable were used to reduce revolving indebtedness.

     Other income was $37,000 for the first quarter of 1996 compared to $47,000 for the first quarter of 1995. There was no significant change in the composition of the balance in other income between the two periods.

     For the first quarter of 1996, the effective tax rate was 40.0%, resulting in an income tax provision of $868,000. The Company terminated its S corporation tax status effective January 1, 1995 and became a tax-paying C corporation as of that date. The Company's effective tax rate in the first quarter of 1995 was 8.0%, resulting in an income tax provision of $177,000. If the Company had been an ongoing C corporation, its pro forma effective rate would have been 39.0%, and the income tax provision would have been $863,000. The conversion from S corporation to C corporation tax status on January 1, 1995 resulted in the recording of a transition deferred tax asset of $686,000, in accordance with SFAS No. 109, "Accounting for Income Taxes."

     Net income after tax for the first quarter of 1996 was $1.3 million, down from 1995's first quarter pro forma net income of $1.35 million. Comparison of net income for 1996 is made to 1995's pro forma results to compare earnings after tax on a normal basis without the effect of the one-time recognition of the deferred tax asset of $686,000 in January of 1995.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high quality Class A motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter ending September 30.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1996, SMC generated $4.0 million in cashflows from operations while its working capital position decreased from $7.9 million at December 31, 1995 to $7.3 million at March 31, 1996 (including cash and cash equivalents of $478,000).

Cash generated from operations during the first quarter of 1996 was used to finance capital expenditures of approximately $1.9 million, to pay down the line of credit facility by approximately $1.4 million, and to service term debt payments of approximately $357,000.

     The Company anticipates that its aggregate capital expenditures for 1996 will be approximately $6 million, including $3 million for the new Hines, Oregon production plant acquisition and outfitting. Other major planned expenditures involve a $1.2 million project to automate and computerize cabinet shop production at both Safari and Beaver and a $1.0 million production operation upgrade at Beaver. The Company plans to use cash generated from operations and issuance of long-term debt to fund these expenditures.

     The Company has lines of credit of $7.0 million (all available at March 31, 1996), plus an additional $1.6 million equipment financing line of credit, of which $1.3 million is available. Amounts outstanding under these lines of credit bear interest at annual rates ranging from prime to prime plus 1/4% (8.25% to 8.50% at March 31, 1996) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants which provide that the Company receive consent from the lender to declare or pay dividends in cash, stock or other property. The covenants also include restrictions relating to (1) mergers, consolidations and sale of assets,
(2) guarantees by the Company of debts or obligations of other persons or entities, and (3) acquisition of the Company's own stock. The Plan of Reorganization pursuant to which the Company completed the acquisition of Beaver also prohibits the Company from paying dividends if Beaver defaults on payment obligations under the Plan. The Company is in compliance with all covenants and agreements at March 31, 1996. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of March 31, 1996, the Company estimates its total contingent liability under repurchase obligations was approximately $47.5 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

                        PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11   Statement of Calculation of Average Common Shares Outstanding

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SMC CORPORATION
                                   (Registrant)



Date:  May 10, 1996                By: PAUL M. BROWN, JR.
                                       -----------------------------------
                                       Paul M. Brown, Jr.
                                       Vice President - Finance
                                         and Chief Financial Officer
                                      (Principal Financial Officer)

                               EXHIBIT INDEX


 Exhibit
   No.              Description
 -------            -----------

   11     Statement of Calculation of Average
          Common Shares Outstanding

   27     Financial Data Schedule