Form 10-Q
period 1996-06-30
SMC CORP
filed 1996-08-14
CIK 932129

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ---------------
                                 FORM 10-Q

                              ---------------

               [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1996

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

                 Yes [ X ]           No [  ]

The number of outstanding shares of Common Stock at August 14, 1996:
6,563,064

                              SMC CORPORATION
                             INDEX TO FORM 10-Q

                                                                         Page

Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheet - June 30, 1996 and
            December 31, 1995..........................................    3

            Consolidated Statement of Income - Three Months
            Ended June 30, 1996 and June 30, 1995......................    4

            Consolidated Statement of Income - Six Months
            Ended June 30, 1996 and June 30, 1995......................    5

            Consolidated Statement of Changes in Shareholders'
            Equity - Year Ended December 31, 1995 and Six
            Months Ended June 30, 1996.................................    6

            Consolidated Statement of Cash Flows - Six Months
            Ended June 30, 1996 and June 30, 1995......................    7

            Notes to Consolidated Financial Statements.................    8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................   10

Part II - Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders........   14

   Item 6.  Exhibits and Reports on Form 8-K...........................   14

Signatures  ...........................................................   15

Exhibit Index..........................................................   16

                       PART I - Financial Information

Item 1. Financial Statements

SMC Corporation
Consolidated Balance Sheet
(in thousands)


                                                                            December 31,      June 30,
                                                                               1995             1996
                                                                            ------------      --------
                                                                                             (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                   $    69        $ 1,661
    Accounts receivable, net                                                      8,445          7,488
    Claims receivable                                                               120            104
    Inventories (Note 2)                                                         16,311         18,341
    Prepaid expenses and other                                                      412            434
    Deferred tax asset                                                              752            752
                                                                                -------        -------
        Total current assets                                                     26,109         28,780

Property, plant and equipment, net                                               12,061         14,896
Intangible assets, net                                                            2,328          2,441
Other assets                                                                        700            662
                                                                                -------        -------
        Total assets                                                            $41,198        $46,779
                                                                                =======        =======

Liabilities and Shareholders' Equity
Current liabilities:
    Notes payable                                                               $ 1,671        $  --
    Current portion of long-term debt                                             1,401          1,386
    Accounts payable                                                             11,053         14,106
    Income taxes payable                                                           --              399
    Royalties payable                                                               542            542
    Product warranty liabilities                                                  1,165          1,508
    Accrued liabilities                                                           2,422          4,048
                                                                                -------        -------
        Total current liabilities                                                18,254         21,989

Long-term debt, net of current portion                                            4,676          3,984
Noncurrent royalties                                                                480            110
Deferred income taxes                                                               377            377
                                                                                -------        -------
        Total liabilities                                                        23,787         26,460
                                                                                -------        -------
Shareholders' equity:
    Preferred stock, 5,000 shares authorized, none issued or outstanding           --             --
    Common stock, 30,000 shares authorized, 6,563 shares issued
      and outstanding                                                            10,914         10,914
    Additional paid-in capital (Note 4)                                           1,556          1,556
    Retained earnings (Note 4)                                                    4,941          7,849
                                                                                -------        -------
        Total shareholders' equity                                               17,411         20,319
                                                                                -------        -------
        Total liabilities and shareholders' equity                              $41,198        $46,779
                                                                                =======        =======


The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)

                                                      Three Months Ended
                                                           June 30,
                                                  -------------------------
                                                    1995             1996
                                                  --------         --------
                                                          (unaudited)

Sales                                             $ 33,885         $ 48,731

Cost of sales                                       29,766           41,790
                                                  --------         --------

   Gross profit                                      4,119            6,941

Selling, general and administrative expenses         2,790            4,128
                                                  --------         --------

Income from operations                               1,329            2,813

Interest expense                                       207              141

Other income                                           (99)             (13)
                                                  --------         --------

Income before provision for taxes                    1,221            2,685

Provision for income taxes                             425            1,072
                                                  --------         --------

Net income                                        $    796         $  1,613
                                                  ========         ========

Net income per share (Note 6)                     $    .12         $    .24
                                                  ========         ========

Weighted average number of shares                    6,771            6,661
                                                  ========         ========

The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)

                                                           Six Months Ended
                                                               June 30,
                                                          1995           1996
                                                        --------       --------
                                                              (unaudited)

Sales                                                   $ 67,930       $ 91,833

Cost of sales                                             58,654         78,919
                                                        --------       --------
   Gross profit                                            9,276         12,914

Selling, general and administrative expenses               5,435          7,816
                                                        --------       --------
Income from operations                                     3,841          5,098

Interest expense                                             456            299
Other income                                                 (50)           (49)
                                                        --------       --------
Income before provision for taxes                          3,435          4,848

Provision for income taxes (Note 3)                          602          1,940
                                                        --------       --------

Net income                                              $  2,833       $  2,908
                                                        ========       ========

Net income per share (Note 6)                           $    .43       $    .44
                                                        ========       ========

Weighted average number of shares                          6,636          6,612
                                                        ========       ========
Pro forma data (Note 3):
Income before provision for income taxes                $  3,435
Pro forma provision for income taxes                       1,288
                                                        --------

Pro forma net income                                    $  2,147
                                                        ========
Pro forma net income per share                          $    .32
                                                        ========

The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited) (in thousands)




                                                   Additional
                                  Common stock     paid-in    Retained
                                 Shares   Amount   capital    earnings   Total
                                 ------   ------   -------    --------   -----

Balance, December 31, 1994       5,000  $    707   $    --    $ 1,556   $ 2,263

Common stock issued in
public offering                  1,553    12,032        --         --    12,032

Common stock issued upon
exercise of options                 10        82        --         --        82

Equity issuance costs related
to public offering                  --    (1,907)       --         --    (1,907)

Reclassification of retained
earnings to additional paid-in
capital (Note 4)                    --        --     1,556     (1,556)       --

Net income                          --        --        --      4,941     4,941
                                 -----  --------   -----      -------   -------

Balance, December 31, 1995       6,563  $ 10,914   $ 1,556    $ 4,941   $17,411
                                 -----  --------   -----      -------   -------

Net Income                          --        --        --      2,908     2,908
                                 -----  --------   -----      -------   -------

Balance, June 30, 1996           6,563  $ 10,914   $ 1,556    $ 7,849   $20,319
                                 =====  ========   =====      =======   =======


The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)



                                                                            Six Months Ended
                                                                                 June 30,
                                                                           1995          1996
                                                                         --------      --------
                                                                                      (unaudited)
Cash flows from operating activities:
   Net income                                                             $  2,833      $  2,908
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                             519           779
     Changes in current assets and liabilities (excluding acquisition of a business (Note 5)):
       Accounts receivable                                                  (3,985)          973
       Inventories                                                          (3,244)       (1,703)
       Prepaid expenses and other                                             (225)          (22)
       Deferred tax asset                                                     (731)         --
       Other assets                                                           --             138
       Accounts payable                                                      1,145         3,053
       Income taxes payable                                                   --             399
       Accrued liabilities and other obligations                              (321)        1,599
                                                                          --------      --------

Net cash (used in) provided by operating activities                         (4,009)        8,124
                                                                          --------      --------

Cash flows from investing activities:
   Capital expenditures                                                     (1,624)       (3,095)
   Acquisition of a business, (Note 5)                                        --          (1,059)
                                                                          --------      --------

Net cash used in investing activities                                       (1,624)       (4,154)
                                                                          --------      --------

Cash flows from financing activities:
   Net borrowings on notes payable                                             130        (1,671)
   Proceeds from issuance of long-term debt                                    600          --
   Repayments of long-term debt                                               (836)         (707)
   Payments of notes payable to shareholders                                (5,133)         --
   Proceeds from issuance of common stock (Note 4)                          11,069          --
   Public offering costs                                                      (322)         --
                                                                          --------      --------

Net cash provided by (used in) financing activities                          5,508        (2,378)
                                                                          --------      --------


Net (decrease) increase in cash and cash equivalents                          (125)        1,592

Cash and cash equivalents, beginning of period                                 180            69
                                                                          --------      --------

Cash and cash equivalents, end of period                                  $     55      $  1,661
                                                                          ========      ========


The accompanying notes are an integral part of this financial statement.

SMC Corporation
Form 10-Q
For the Second Quarter Ended June 30, 1996 (Unaudited)
Notes to Financial Statements

1.   Basis of Presentation of Interim Period Statements

     The accompanying financial statements are unaudited and have been prepared by SMC Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain financial entries for 1995 have been reclassified to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.   Inventories

     Inventories by major classification are as follows (in thousands):

                                         Dec. 31, 1995      June 30, 1996

       Raw materials                      $   8,961           $   8,841
       Work-in-progress                       5,097               6,281
       Finished goods                         2,253               3,219
                                          ---------           ---------


       Total                              $  16,311           $  18,341
                                          =========           =========


3.   Provision for Income Taxes and Pro Forma Provision for Income Taxes

     The provision for income taxes for the six months ended June 30, 1995 is partially offset by recognition of a cumulative net deferred tax asset of $686,000 associated with the change of the Company's
     S corporation status to C corporation status on January 1, 1995, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." A pro forma provision for income taxes that would have been recorded if the Company had been a C corporation for all periods presented is provided for comparative purposes.

4.   Recapitalization and Initial Public Offering

     On January 20, 1995, the Company sold 1,552,500 shares of common stock of SMC Corporation at an offering price of $7.75 per share pursuant to an initial public offering (the

     "Offering"). The proceeds of the Offering (net of underwriting discounts and commissions and offering expenses) of $10.1 million were used to repay borrowings in the amount of approximately $3 million, $2.6 million of which were outstanding at December 31, 1994, and to repay $5.1 million due under promissory notes issued to shareholders. The remaining proceeds were used for working capital.

     As discussed in Note 3, the Company terminated its S corporation status effective January 1, 1995 in conjunction with the Offering and, accordingly, the remaining undistributed S corporation retained earnings at December 31, 1994 were reclassified as additional paid-in capital.

5.   Acquisition of the Assets of Honorbuilt Industries, Inc.

     Effective June 14, 1996, the Company acquired certain assets of Honorbuilt Industries, Inc. ("Honorbuilt"). Honorbuilt was primarily engaged in the design, manufacture, distribution and sale of Class C motor coaches (under the brand name of El Dorado) from its facility in Minneapolis, Kansas.

     Cash consideration of $959,000 paid by the Company for assets acquired from Honorbuilt has been allocated as follows:

             Inventory                                  $327,000
             Equipment                                   432,000
             Goodwill, amortized over 15 years           200,000

     In addition, the Company paid approximately $100,000 in legal, accounting, and organizational expenses related to the acquisition.

6.   Net Income Per Share

     Net income per share is computed based on the weighted average number of shares outstanding during the period after giving effect to stock options and warrants which are considered to be common stock equivalents because such options and warrants constitute more than 3% of shares outstanding and thus are considered dilutive.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales.

                           Three months ended June 30, Six Months ended June 30,
                           --------------------------- -------------------------
                               1995           1996         1995         1996
                               ----           ----         ----         ----

Sales .....................   100.0%         100.0%       100.0%       100.0%
Cost of sales .............    87.9           85.8         86.3         85.9
                              -----          -----        -----        -----
Gross profit ..............    12.1           14.2         13.7         14.1
Selling, general and
 administrative expenses ..     8.2            8.4          8.0          8.5
                              -----          -----        -----        -----
Income from operations ....     3.9            5.8          5.7          5.6
Interest expense ..........      .6             .3           .7           .3
Other (income) and expense      (.3)           --           (.1)      --
                              -----          -----        -----        -----
Pretax income .............     3.6            5.5          5.1          5.3
Provision for Income taxes      1.3            2.2           .9          2.1
                              -----          -----        -----        -----
Net income ................     2.3%           3.3%         4.2%         3.2%
                              =====          =====        =====        =====
Pro forma provision
 for income taxes .........                                 1.9%         N/A
Pro forma net income ......                                 3.2%         N/A


     Sales increased 43.8% to $48.7 million for the second quarter of 1996 from $33.9 million for the comparable period in 1995. The increase was primarily the result of a 37.9% increase in unit sales to 455 units, up from 330 units in the prior year. For the six months ended June 30, 1996, sales increased 35.2% to $91.8 million from $67.9 million for the comparable period in 1995. This was the result of a 30.8 % unit sales increase to 857 units during the six-months ended June 30, 1996, compared to 655 units during the comparable period in 1995. The increased unit sales for both periods resulted primarily from sales of Beaver products. Beaver's Monterey model was introduced in June 1995 and was priced lower than Beaver's other models to expand the brand's offerings to the market. In the process of introducing the Monterey model, Beaver increased its dealer distribution network by 16 dealers, some of which also carry Beaver's higher priced Patriot and Marquis models. Sales of Safari products were consistent with the prior year because production levels remained relatively constant.

     Gross profit margin increased 68.5% to $6.9 million for the second quarter of 1996 from $4.1 million for the comparable period in 1995, and increased as a percentage of sales from 12.1% to 14.2 %. For the six months ended June 30, 1996, gross profit margin increased 39.2% to $12.9 million from $9.3 million for the comparable period of 1995, and increased as a percentage of sales from 13.7% to 14.1%. The increased gross margin percentage performance for each of the referenced periods was partly attributable to the increased sales of Beaver product as previously described. Generally, Beaver models are sold at higher prices than Safari brand models, and the Company's products generally achieve higher margins for products with higher selling prices. Because Beaver sales have represented a higher percentage of consolidated sales during the first half of 1996 than in 1995, the Company's overall gross margin percentage also increased. Improvements in material utilization and reductions in overtime labor costs have also improved gross margin performance between 1995 and 1996. An additional factor that impacted the second quarter 1995 gross margin was a promotional program initiated to close out sales of 1995 model-year products. During the second quarter of 1996, the Company did not conduct a comparable program.

     Selling, general and administrative expenses increased 48.0% to $4.1 million for the quarter ended June 30, 1996 from $2.8 million for the comparable period in 1995, and 43.8% to $7.8 million for the six-month period ended June 30, 1996 from $5.4 million for the comparable period of 1995. Proportionately, these costs increased more than sales due to higher legal and accounting costs associated with the change to public company status, increase in staffing required to handle the increased sales volume, and the commencement of operations at the Company's newly formed subsidiaries, Electronic Design and Assembly, Inc. and Composite Technologies, Inc., and the Company's new customer service center.

     Given the factors affecting gross margin and selling, general, and administrative expenses, operating income increased 111.7% to $2.8 million for the quarter ended June 30, 1996 from $1.3 million for the comparable period of 1995. Operating income increased 32.7% to $5.1 million for the six months ended June 30, 1996 from $3.8 million for the comparable period during 1995.

     Interest expense decreased to $141,000 for the quarter ended June 30, 1996 from $207,000 for the comparable period in 1995, and decreased to $299,000 for the six-month period ended June 30, 1996 compared to $456,000 for the comparable period during 1995. The decreases for both periods were due to lower borrowings on the Company's revolving lines of credit. Positive cash flows created by profits from operations and reductions in inventory levels were used to reduce revolving indebtedness.

     Other income was $13,000 for the second quarter of 1996 compared to $99,000 for the second quarter of 1995, and $49,000 for the six-month period ended June 30, 1996 compared to $50,000 for the comparable period in 1995.

     For the second quarter of 1996, the Company's effective tax rate was 39.9%, resulting in an income tax provision of $1.1 million compared to the effective tax rate of 34.8% resulting in an income tax provision of $425,000 for the comparable period in 1995. For the six-month period ended June 30, 1996, the Company's effective tax rate was 40.0% resulting in an income tax provision of $1.9 million, compared to the effective tax rate of 17.5% resulting in an income tax provision of $602,000 for the comparable period in 1995. The increase in effective rate for the six-month period ended June 30, 1996 compared to the same period in 1995 is due to the Company's termination of its S corporation tax status and resultant commencement of its tax-paying C corporation status effective January 1, 1995. Upon conversion to C corporation status, the Company recorded a transition deferred tax asset of $686,000. This reduced the income tax provision recorded during the six-month period ended June 30, 1995, in accordance with SFAS No. 109, "Accounting for Income Taxes." If the Company had been a C corporation during the relevant period, its effective tax rate would have been 37.5%, resulting in an income tax provision of $1.3 million for the six-month period ended
June 30, 1995.

     Net income after tax increased 102.6% to $1.6 million for the quarter ended June 30, 1996 from $796,000 for the comparable period of 1995. Net income after taxes for the six-month period ended June 30, 1996 increased 35.4% to $2.9 million compared to 1995's pro forma net income for the comparable period of $2.2 million. Comparison of net income for the six months ended June 30, 1996 is made to 1995 pro forma net income for the six months ended June 30, 1995 to compare earnings after tax on a normal basis without the effect of the one-time recognition of the deferred tax asset of $686,000 in January of 1995.

     Historically, the Company's revenues have been subject to some seasonal fluctuation. Sales demand for high line Class A motor coaches tends to increase with the beginning of new model years, which occur during the Company's third quarter ending September 30, while decreases in sales demand have typically occurred during the second quarter as dealers delay purchases in anticipation of the new model year.

Liquidity and Capital Resources

     During the first six months of 1996, the Company generated $8.1 million in cash flows from operations while its net working capital position decreased from $7.9 million at December 31, 1995 to $6.8 million at June 30, 1996 (including cash and cash equivalents of $1.7 million).

     Cash generated from operations during the first six months of 1996 was used to finance capital expenditures of approximately $3.1 million, to pay down the line of credit facility by approximately $1.7 million, to acquire a business for approximately $1.1 million, and to service term debt payments of approximately $707,000.

     The Company anticipates that its aggregate capital expenditures for 1996 will be approximately $7 million, including $3 million for the acquisition and outfitting of its new Hines, Oregon production plant. Other major planned expenditures include a $1.2 million project to automate and computerize cabinet shop production at both Safari and Beaver and a $1.0 million production operation upgrade at Beaver. In addition, the Company plans to acquire equipment and upgrade facilities at the new Minneapolis, Kansas site at a cost of approximately $1 million. The Company plans to use cash generated from operations and issuance of long-term debt to fund these expenditures.

     The Company has lines of credit of $10.0 million (all available at June 30, 1996), plus an additional $5.5 million equipment financing line of credit, of which $4.9 million is available. Amounts outstanding under these lines of credit bear interest at prime (8.25% at June 30, 1996) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants, which provide that the Company receive consent from the lender to declare or pay dividends in cash, stock, or other property. The covenants also include restrictions relating to (1) mergers, consolidations and sale of assets, (2) guarantees by the Company of debts or obligations of other persons or entities, and
(3) acquisition of the Company's own stock. The Plan of Reorganization pursuant to which the Company completed the acquisition of Beaver also prohibits the Company from paying dividends if Beaver defaults on payment obligations under the Plan. The Company was in compliance with all covenants and agreements at June 30, 1996. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of June 30, 1996, the Company estimates its total contingent liability under repurchase obligations was approximately $48.5 million. To date, losses incurred by the Company pursuant to repurchase obligations have been minimal. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

                        Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     On June 20, 1996 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock elected directors of the Company as described below. As of the record date for the Annual Meeting, 6,563,064 shares of Common Stock were issued and outstanding.

     The shareholders elected each of Mathew M. Perlot, Curtis W. Lawler, Connie M. Perlot, Jim L. Traughber, Lawrence S. Black, Milton L. Ray, and
L. Michael Cary, by the votes indicated below, to serve on the board of directors for the ensuing year.

                                             Shares Against
                       Shares in Favor         or Withheld        Abstentions

Mathew M. Perlot        6,106,148                92,900                  0
Curtis W. Lawler        6,110,048                89,000                  0
Connie M. Perlot        6,110,248                88,800                  0
Jim L. Traughber        6,109,648                89,400                  0
Lawrence S. Black       6,110,248                88,800                  0
Milton L. Ray           6,110,248                88,800                  0
L. Michael Cary         6,110,248                88,800                  0

Total Shares Voting                   6,199,048
Total Shares Outstanding              6,563,064


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          11  Statement of Calculation of Average Common Shares Outstanding

          27  Financial Data Schedule

(b)       Reports on Form 8-K

          The Company filed no Current Reports on Form 8-K during the period ended June 30, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SMC CORPORATION
                                   (Registrant)


Date:  August 14, 1996             By: /s/ PAUL M. BROWN,  JR.
                                      -----------------------------------------
                                      Paul M. Brown, Jr.
                                      Vice President - Finance
                                      and Chief Financial Officer
                                      (Principal Financial Officer)

                               Exhibit Index

Exhibit
   No.    Description
- -------   -----------

   11     Statement of Calculation of Average
          Common Shares Outstanding

   27     Financial Data Schedule