Form 10-Q
period 1996-09-30
SMC CORP
filed 1996-11-14
CIK 932129

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                 FORM 10-Q


               [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1996

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

                     Yes [ X ]               No [  ]

The number of outstanding shares of Common Stock at November 13, 1996:
6,563,064

                              SMC CORPORATION
                             INDEX TO FORM 10-Q

                                                                          Page

Part I - Financial Information

    Item 1.     Financial Statements

           Consolidated Balance Sheet - September 30, 1996 and
           December 31, 1995.........................................      3

           Consolidated Statement of Income - Three Months
           Ended September 30, 1996 and September 30, 1995...........      4

           Consolidated Statement of Income - Nine Months
           Ended September 30, 1996 and September 30, 1995...........      5

           Consolidated Statement of Changes in Shareholders'
           Equity - Year Ended December 31, 1995 and Nine
           Months Ended September 30, 1996...........................      6

           Consolidated Statement of Cash Flows - Nine Months
           Ended September 30, 1996 and September 30, 1995...........      7

           Notes to Consolidated Financial Statements................      8

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................     11

Part II - Other Information

    Item 6.     Exhibits and Reports on Form 8-K.....................     15

Signatures...........................................................     16

Exhibit Index........................................................     17

                       PART I - Financial Information

Item 1. Financial Statements

SMC Corporation
Consolidated Balance Sheet
(dollars in thousands)
-------------------------------------------------------------------------------

                                                                            December 31,      September 30,
                                                                                1995               1996
                                                                            ------------      -------------
                                                                                               (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                $    69          $   249
     Accounts receivable, net                                                   8,445           13,330
     Claims receivable                                                            120              104
     Inventories (Note 2)                                                      16,311           19,967
     Prepaid expenses and other                                                   412              508
     Deferred tax asset                                                           752              752
                                                                              -------          -------

         Total current assets                                                  26,109           34,910

Property, plant and equipment, net                                             12,061           16,412
Intangible assets, net                                                          2,328            2,757
Other assets                                                                      700              749
                                                                              -------          -------

         Total assets                                                         $41,198          $54,828
                                                                              =======          =======

Liabilities and Shareholders' Equity
Current liabilities:
     Notes payable                                                            $ 1,671          $ 4,835
     Current portion of long-term debt                                          1,401            1,331
     Accounts payable                                                          11,053           15,625
     Income taxes payable                                                        --                341
     Royalties payable                                                            542              542
     Product warranty liabilities                                               1,165            1,692
     Accrued liabilities                                                        2,422            4,142
                                                                              -------          -------

         Total current liabilities                                             18,254           28,508

Long-term debt, net of current portion                                          4,676            3,700
Noncurrent royalties                                                              480              110
Deferred income taxes                                                             377              377
                                                                              -------          -------

         Total liabilities                                                     23,787           32,695
                                                                              -------          -------

Shareholders' equity:
     Preferred stock, 5,000 shares authorized, none issued or outstanding        --                 --
     Common stock, 30,000 shares authorized, 6,563 shares issued
       and outstanding                                                         10,914           10,914
     Additional paid-in capital (Note 4)                                        1,556            1,556
     Retained earnings (Note 4)                                                 4,941            9,663
                                                                              -------          -------

         Total shareholders' equity                                            17,411           22,133
                                                                              -------          -------

         Total liabilities and shareholders' equity                           $41,198          $54,828
                                                                              =======          =======

  The accompanying notes are an integral part of this financial statement



SMC Corporation
Consolidated Statement of Income
(dollars in thousands, except share and per share amounts)
-------------------------------------------------------------------------------



                                                    Three Months Ended
                                                       September 30,
                                                    -------------------
                                                    1995           1996
                                                    ----           ----
                                                         (unaudited)

Sales                                               $  38,906    $ 56,016

Cost of sales                                          34,280      47,904
                                                    ---------    --------

    Gross profit                                       4,626        8,112

Selling, general and administrative expenses           2,966        4,806
                                                    --------     --------

Income from operations                                 1,660        3,306

Interest expense                                         244          194

Other (income) expense                                   (73)          88
                                                    ---------    --------

Income before provision for taxes                      1,489       3,024

Provision for income taxes                               573       1,210
                                                    --------     -------

Net income                                          $    916     $ 1,814
                                                    ========     =======

Net income per share (Note 6)                       $    .14     $   .27
                                                    ========     =======

Weighted average number of shares                      6,707        6,742
                                                    ========     ========


  The accompanying notes are an integral part of this financial statement.


SMC Corporation
Consolidated Statement of Income
(dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------

                                                 Nine Months Ended
                                                   September 30,
                                               ---------------------
                                                 1995         1996
                                                 ----         ----
                                                    (unaudited)

Sales                                          $ 106,836  $ 147,849

Cost of sales                                     92,934    126,823
                                               ---------  ---------

    Gross profit                                  13,902     21,026

Selling, general and administrative expenses       8,401     12,622
                                               ---------  ---------

Income from operations                             5,501      8,404

Interest expense                                     700        493
Other (income) expense                              (123)        39
                                               ---------  ---------

Income before provision for taxes                  4,924      7,872

Provision for income taxes (Note 3)                1,175      3,150
                                               ---------  ---------


Net income                                     $   3,749  $   4,722
                                               =========  =========


Net income per share (Note 6)                  $     .56  $     .71
                                               =========  =========


Weighted average number of shares                  6,659      6,655
                                               =========  =========


Pro forma data (Note 3):
Income before provision for income taxes       $   4,924
Pro forma provision for income taxes               1,861
                                               ---------


Pro forma net income                           $   3,063
                                               =========


Pro forma net income per share                 $     .46
                                               =========



  The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(in thousands)
-------------------------------------------------------------------------------




                                                        Additional
                                    Common stock         paid-in    Retained
                                  Shares      Amount     capital    earnings       Total

Balance, December 31, 1994         5,000   $     707     $     --     $  1,556    $   2,263

Common stock issued in
public offering                    1,553      12,032           --           --       12,032

Common stock issued upon
exercise of options                   10          82           --           --           82

Equity issuance costs related
to public offering                    --      (1,907)          --           --       (1,907)

Reclassification of retained
earnings to additional paid-in
capital (Note 4)                      --          --        1,556       (1,556)          --

Net income                            --          --           --        4,941        4,941
                                   -----   ---------     --------     --------    ---------


Balance, December 31, 1995         6,563   $  10,914     $  1,556     $  4,941    $  17,411
                                   -----   ---------     --------     --------    ---------


Net income                            --          --           --        4,722        4,722
                                   -----   ---------     --------     --------    ---------


Balance, September 30, 1996        6,563   $  10,914     $  1,556     $  9,663    $  22,133
                                   =====   =========     ========     ========    =========



  The accompanying notes are an integral part of this financial statement.


SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
------------------------------------------------------------------------------------------------------------------------



                                                                              Nine months ended
                                                                                September 30,
                                                                               1995       1996
                                                                                 (unaudited)
Cash flows from operating activities:
   Net income                                                               $  3,749    $  4,722
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                              767       1,196
      Changes in current assets and liabilities (excluding acquisition of a business (Note 5)):
        Accounts receivable                                                   (3,935)     (4,869)
        Inventories                                                           (3,981)     (3,329)
        Prepaid expenses and other                                                44         (96)
        Deferred tax asset                                                      (731)         --
        Other assets                                                              44          51
        Accounts payable                                                         (54)      4,572
        Income taxes payable                                                      --         341
        Accrued liabilities and other obligations                                229       1,877
                                                                            --------    --------


Net cash (used in) provided by operating activities                           (3,868)      4,465
                                                                            --------    --------


Cash flows from investing activities:
   Capital expenditures                                                       (3,092)     (4,983)
   Acquisition of a business, (Note 5)                                            --      (1,420)
                                                                            --------    --------

Net cash used in investing activities                                         (3,092)     (6,403)
                                                                            --------    --------

Cash flows from financing activities:
   Net borrowings on notes payable                                             1,777       3,164
   Proceeds from issuance of long-term debt                                      600          --
   Repayments of long-term debt                                               (1,182)     (1,046)
   Payments of notes payable to shareholders                                  (5,133)         --
   Proceeds from issuance of common stock (Note 4)                            11,108          --
   Public offering costs                                                        (321)         --
                                                                            --------    --------

Net cash provided by financing activities                                      6,849       2,118
                                                                            --------    --------


Net (decrease) increase in cash and cash equivalents                            (111)        180

Cash and cash equivalents, beginning of period                                   180          69
                                                                            --------    --------

Cash and cash equivalents, end of period                                    $     69    $    249
                                                                            ========    ========


  The accompanying notes are an integral part of this financial statement.

SMC Corporation
Form 10-Q
For the Third Quarter Ended September 30, 1996 (Unaudited)
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


1.   Basis of Presentation of Interim Period Statements

     The accompanying financial statements are unaudited and have been prepared by SMC Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain financial entries for 1995 have been reclassified to conform to current year presentation. These changes have no impact on previously reported results of operations or shareholders' equity. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.   Inventories

     Inventories by major classification are as follows (in thousands):

                                                 Dec. 31, 1995  Sept.  30, 1996
                                                 ------------   ---------------

        Raw materials                             $      8,961    $    10,081
        Work-in-progress                                 5,097          7,212
        Finished goods                                   2,253          2,674
                                                  ------------    -----------
        Total                                     $     16,311    $    19,967
                                                  ------------    -----------


3.   Provision for Income Taxes and Pro Forma Provision for Income Taxes

     The provision for income taxes for the nine months ended September 30, 1995 is partially offset by recognition of a cumulative net deferred tax asset of $686,000 associated with the change of the Company's S corporation status to C corporation status on January 1, 1995, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." A pro forma provision for income taxes that would have been recorded if the Company had been a C corporation for all periods presented is provided for comparative purposes on the Consolidated Statement of Income for the nine-month period ended September 30, 1995.

SMC Corporation
Form 10-Q
For the Third Quarter Ended September 30, 1996 (Unaudited)
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


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

5.   Acquisition of the Assets of Honorbuilt Industries, Inc.

     Effective June 14, 1996, the Company acquired certain assets of Honorbuilt Industries, Inc. ("Honorbuilt"). Honorbuilt was primarily engaged in the design, manufacture, distribution and sale of Class C motor coaches (under the brand name of El Dorado) from its facility in Minneapolis, Kansas. The Company has formed a new subsidiary, SMC Midwest, Inc., to operate this facility.

     The acquisition has been accounted for by the purchase method. Accordingly, the purchase price was allocated to the assets acquired based on their estimated values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of assets acquired, totaling $561,000, has been recorded as goodwill and is being amortized on a straight line basis over 15 years.

     The estimated fair values of assets acquired are summarized as follows:

Inventory                                       $327,000
Equipment                                        432,000
Goodwill                                         561,000
Other Assets                                     100,000
                                              ----------
Total Purchase Price                          $1,420,000
                                              ==========

SMC Corporation
Form 10-Q
For the Third Quarter Ended September 30, 1996 (Unaudited)
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


     Commencing June 14, 1996, results of operations of Honorbuilt are included in the Consolidated Statement of Income for the nine months ended September 30, 1996. The following unaudited pro forma summary presents information as if the acquisition of Honorbuilt had occurred at the beginning of each of the Company's 1995 and 1996 fiscal years. The pro forma information is provided for informational purposes only. It is based on historical information and includes adjustments for interest expense that would have been incurred to finance the purchase, depreciation adjustments related to asset valuations, and amortization of intangibles. The pro forma information is not necessarily indicative of future results of operations of the combined companies.

                           Pro Forma Information
                  (in thousands, except per share amounts)

                                            Nine Months ended September 30,
                                                 1995             1996

Net Sales.............................         $119,320        $154,777
Net Income............................            2,112           4,179
Earnings per common share.............         $    .32        $    .62

6.   Net Income Per Share

     Net income per share is computed based on the weighted average number of shares outstanding during the period after giving effect to stock options and warrants which are considered to be common stock equivalents because such options and warrants constitute more than 3% of shares outstanding and thus are considered dilutive.

SMC Corporation
Form 10-Q
For the Third Quarter Ended September 30, 1996 (Unaudited)
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales.

                                         Three months ended September 30,     Nine Months ended September 30,
                                               1995        1996                      1995       1996

Sales....................................     100.0%    100.0%                      100.0%     100.0%
Cost of sales............................      88.1      85.5                        87.0       85.8
                                               ----      ----                       -----      -----
Gross profit.............................      11.9      14.5                        13.0       14.2
Selling, general and
 administrative expenses.................       7.6       8.6                         7.9        8.5
                                               ----     -----                       -----       ----
Income from operations...................       4.3       5.9                         5.1        5.7
Interest expense.........................        .6        .3                          .6         .4
Other (income) and expense...............       (.1)       .2                         (.1)        --
                                               -----    -----                       ------     -----
Pretax income............................       3.8       5.4                         4.6        5.3
Provision for Income taxes...............       1.4       2.2                         1.1        2.1
                                               ----     -----                       -----      -----
Net income...............................       2.4%      3.2%                        3.5%       3.2%
                                               =====    =====                        =====      =====
Pro forma provision
 for income taxes........................                                              1.7%      N/A
Pro forma net income.....................                                              2.9%      N/A


     Sales increased 44.0% to $56.0 million for the third quarter of 1996 from $38.9 million for the comparable period in 1995. The increase was primarily the result of a 35.9% increase in unit sales to 496 units, up from 365 units in the prior year. For the nine months ended September 30, 1996, sales increased 38.4% to $147.9 million from $106.8 million for the comparable period in 1995. This was the result of a 32.8% unit sales increase to 1,353 units during the nine months ended September 30, 1996, compared to 1,019 units during the comparable period in 1995. The increased unit sales for both periods resulted primarily from sales of Beaver products. Beaver's Monterey model was introduced in June 1995 and was priced lower than Beaver's other models to expand the brand's offerings to the market. Sales of Safari products were consistent with the prior year. SMC Midwest's El Dorado production commenced during the third quarter of 1996, with 24 units produced.

     Gross profit margin increased 75.4% to $8.1 million for the third quarter of 1996 from $4.6 million for the comparable period in 1995, and increased as a percentage of sales from 11.9% to 14.5%. For the nine months ended September 30, 1996, gross profit margin increased 51.2% to $21.0 million from $13.9 million for the comparable period of 1995, and increased as a percentage of sales from 13.0% to 14.2%. The increased gross margin percentage performance for each of the referenced periods was partly attributable to the increased sales of Beaver product as previously described. Generally, Beaver models are sold at higher prices than Safari brand models, and the Company's products generally achieve higher margins for products with higher selling prices. Because Beaver sales have represented a higher percentage of consolidated sales during the first nine months of 1996 and during the third quarter of 1996 as compared to 1995, the Company's overall gross margin percentage also increased. Improvements in material utilization and reductions in overtime labor costs have also improved gross margin performance between 1995 and 1996.

     Selling, general and administrative expenses increased 62.0% to $4.8 million for the quarter ended September 30, 1996 from $3.0 million for the comparable period in 1995, and 50.2% to $12.6 million for the nine-month period ended September 30, 1996 from $8.4 million for the comparable period of 1995. Proportionately, these costs increased more than sales due to higher legal and accounting costs associated with the change to public company status, increase in staffing required to handle the increased sales volume, and the commencement of operations at the Company's newly formed subsidiaries, Electronic Design and Assembly, Inc., Composite Technologies, Inc., and SMC Midwest Inc., and the Company's customer service center.

     Given the factors affecting gross margin and selling, general, and administrative expenses, operating income increased 99.2% to $3.3 million for the quarter ended September 30, 1996 from $1.7 million for the comparable period of 1995. Operating income increased 52.8% to $8.4 million for the nine months ended September 30, 1996 from $5.5 million for the comparable period during 1995.

     Interest expense decreased to $194,000 for the quarter ended September 30, 1996 from $244,000 for the comparable period in 1995, and decreased to $493,000 for the nine-month period ended September 30, 1996 compared to $700,000 for the comparable period during 1995. The decreases for both periods were due to lower borrowings on the Company's revolving lines of credit. Positive cash flows created by profits from operations and reductions in inventory levels were used to reduce revolving indebtedness.

     For the third quarter of 1996, the Company's effective tax rate was 40.0%, resulting in an income tax provision of $1.2 million compared to the effective tax rate of 38.5% resulting in an income tax provision of $573,000 for the comparable period in 1995. For the nine-month period ended September 30, 1996, the Company's effective tax rate was 40.0% resulting in an income tax provision of $3.2 million, compared to the effective tax rate of 23.9% resulting in an income tax provision of $1.2 million for the comparable period in 1995. The increase in effective rate for the nine-month period ended September 30, 1996 compared to the same period in 1995 is due to the Company's termination of its S corporation tax status and resulting commencement of its tax-paying C corporation status effective January 1, 1995. Upon conversion to C corporation status, the Company recorded a transition deferred tax asset of $686,000. This reduced the income tax provision recorded during the nine-month period ended September 30, 1995, in accordance with SFAS No. 109, "Accounting for Income Taxes." If the Company had been a C corporation during the relevant period, its effective tax rate would have been 37.8%, resulting in an income tax provision of $1.9 million for the nine-month period ended September 30, 1995.

     Net income after tax increased 98.0% to $1.8 million for the quarter ended September 30, 1996 from $916,000 for the comparable period of 1995. Net income after taxes for the nine-month period ended September 30, 1996 increased 54.2% to $4.7 million compared to 1995's pro forma net income for the comparable period of $3.1 million. Comparison of net income for the nine months ended September 30, 1996 is made to 1995 pro forma net income for the nine months ended September 30, 1995 to compare earnings after tax on a normal basis without the effect of the one-time recognition of the deferred tax asset of $686,000 in January of 1995.

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

Liquidity and Capital Resources

     During the first nine months of 1996, the Company generated $4.5 million in cash flows from operations while its net working capital position decreased from $7.9 million at December 31, 1995 to $6.4 million at September 30, 1996 (including cash and cash equivalents of $249,000).

     Cash generated from operations during the first nine months of 1996 along with $3.2 million drawn on available lines of credit was used to finance capital expenditures of approximately $5.0 million, to acquire a business for approximately $1.4 million and to service term debt payments of approximately $1.0 million.

     The Company anticipates that its aggregate capital expenditures for 1996 will be approximately $10 million, including $3 million for the acquisition and outfitting of its new Hines, Oregon production plant. Other major planned expenditures include a $1.2 million project to automate and computerize cabinet shop production at both Safari and Beaver and a $1.0 million production operation upgrade at Beaver. In addition, the Company plans to acquire equipment and upgrade facilities at the new Minneapolis, Kansas site at a cost of approximately $1 million and purchase transportation equipment totaling $3.6 million. The Company plans to use cash generated from operations and issuance of long-term debt to fund these expenditures.

     The Company has lines of credit of $10.0 million ($5.2 million which was available at September 30, 1996), plus an additional $5.5 million equipment financing line of credit, of which $4.9 million was available. Amounts outstanding under these lines of credit bear interest at prime (8.25% at September 30, 1996) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants, which provide that the Company receive consent from the lender to declare or pay dividends in cash, stock, or other property. The covenants also include restrictions relating to (1) mergers, consolidations and sale of assets, (2) guarantees by the Company of debts or obligations of other persons or entities, and (3) acquisition of the Company's own stock. The Plan of Reorganization (the "Plan") pursuant to which the Company completed the acquisition of Beaver also prohibits the Company from paying dividends if Beaver defaults on payment obligations under the Plan. The Company was in compliance with all covenants and agreements at September 30, 1996. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of September 30, 1996, the Company estimates its total contingent liability under repurchase obligations was approximately $49.0 million. To date, losses incurred by the Company pursuant to repurchase obligations have been minimal. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

                        Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11  Statement of Calculation of Average Common Shares Outstanding

     27  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed one Current Report on Form 8-K during the three months ended September 30, 1996. The Form 8-K was filed on July 1, 1996 and reported the Company's acquisition of certain assets of Honorbuilt Industries, Inc. On August 30, 1996 the Company filed a Form 8-K/A , which amended the July 1, 1996 Form 8-K to include financial statements relating to the acquisition.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SMC CORPORATION
                                         (Registrant)


Date:  November 13, 1996                By:    PAUL M. BROWN, JR.
                                           ------------------------------------
                                           Paul M. Brown, Jr.
                                           Vice President - Finance
                                           and Chief Financial Officer
                                           (Principal Financial Officer)

                               Exhibit Index

Exhibit
   No.                Description

    11                Statement of Calculation of Average
                      Common Shares Outstanding

    27                Financial Data Schedule