Form 10-K
period 1996-12-31
SMC CORP
filed 1997-03-31
CIK 932129

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
     __________

     Commission file number 0-25390

                                 SMC CORPORATION
             (Exact name of registrant as specified in its charter)

          Oregon                                        93-0939076
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification No.)

          30725 Diamond Hill Road
          Harrisburg, Oregon                              97446
          (Address of principal executive offices)     (Zip Code)

                         Registrant's telephone number,
                       including area code: (503) 995-8214

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 18, 1997: $12,029,580. For purposes of this calculation, officers and directors are considered affiliates.

     Number of shares of Common Stock outstanding at March 18, 1997: 6,563,064.

                       Documents Incorporated by Reference


                                                       Part of Form 10-K into
Document                                                 which incorporated

Proxy Statement for 1997 Annual
  Meeting of Shareholders                                     Part III

                                TABLE OF CONTENTS

Item of Form 10-K                                                       Page

PART I.................................................................   1

Item 1         Business................................................   1

Item 2         Properties..............................................  14

Item 3         Legal Proceedings.......................................  14

Item 4         Submission of Matters to a Vote of Security Holders.....  14

Item 4(a)      Executive Officers of the Registrant....................  15

PART II................................................................  17

Item 5         Market for the Registrant's Common
               Equity and Related Shareholder Matters..................  17

Item 6         Selected Financial Data.................................  18

Item 7         Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations..............................................  20

Item 8         Financial Statements and Supplementary Data.............  28

Item 9         Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure..................  28

PART III...............................................................  29

Item 10        Directors and Executive Officers of
               the Registrant..........................................  29

Item 11        Executive Compensation..................................  29

Item 12        Security Ownership of Certain Beneficial
               Owners and Management...................................  29

Item 13        Certain Relationships and Related
               Transactions............................................  29

PART IV................................................................  30

Item 14        Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.................................  30

SIGNATURES.............................................................  33

                                     PART I

ITEM 1.  BUSINESS

Introduction

     SMC Corporation (SMC or the Company) is one of the largest manufacturers of high-line motor coaches in the United States. SMC was incorporated in Oregon in 1986 and production operations began in 1987. SMC is headquartered in Harrisburg, Oregon and has seven operating subsidiaries. The Company's executive offices are located at 30725 Diamond Hill Road, Harrisburg, Oregon, 97446, and its telephone number is (541) 995-8214. The subsidiaries of the Company are Safari Motor Coaches, Inc. (Safari), Magnum Manufacturing, Inc. (Magnum), Beaver Motor Coaches, Inc. (Beaver), Electronic Design & Assembly, Inc. (ED&A), Composite Technologies, Inc. (CTI), Harney County Operations, Inc. (HCO), and SMC Midwest, Inc. (Midwest). Safari and Magnum are located in Harrisburg, Oregon; Beaver and ED&A are located in Bend, Oregon; CTI and HCO are located in Hines, Oregon; and Midwest is located in Minneapolis, Kansas.

General Background

     Within the multi-billion dollar recreational vehicle industry, the majority of SMC's products are positioned among the most expensive. SMC builds luxury motor coaches - motorized, fully self-contained motorhomes with features such as solid hardwood cabinetry, powerful diesel engines, and residential decor that separate these coaches from the rest of the market. With retail prices ranging from $70,000 to over $350,000, SMC's products occupy a high-end niche.

     This select segment was targeted from Safari's founding and the Company rapidly grew to become a leader in the luxury market. Mathew Perlot, SMC's founder and Chief Executive Officer, considered this market particularly attractive - anticipating the aging of the "baby boomers" and believing that this maturing, affluent group would provide growing support for this particular product. The initial product included coaches ranging from 30 to 34 feet and retailed for about $100,000. Over the next several years Safari expanded its product offerings to both higher and lower price points, to include coaches ranging in length from 24 to 40 feet, and having retail prices ranging from $70,000 to $230,000.

     Magnum began production of chassis for Safari products in 1993 and has since expanded operations to provide chassis for 5 model lines of Safari and Beaver products. By manufacturing chassis specially designed for applications in the recreational vehicle (RV) industry, the Company believes it has quality, ride and cost advantages over competitors that do not build their own chassis.

     SMC acquired the Beaver brand names and production facilities in 1994. At that time the Beaver product ranged in retail price from $180,000 to $350,000. The line has since been broadened to include a lower-priced coach, the Monterey. This expansion of product offerings has enabled Beaver to expand distribution of its products.

     In 1996 the Company entered the Class C Recreational Vehicle market through its acquisition of Honorbuilt Industries, Inc. in Minneapolis, Kansas. Class C motor coaches are constructed on a chopped van chassis with the living quarters being added by the manufacturer, including full bathrooms, separate bedrooms, and full kitchens. With retail prices ranging from $44,000 to $50,000, SMC's El Dorado brand Class C motor coaches occupy the middle range of the market. The Company plans to continue its penetration into the upper range Class C market in 1997 through its operations at HCO and the introduction of a Safari brand Class C motor coach.

Milestones in 1996

     In 1996 the Company continued to expand in its core market -- high-line motor coaches with retail prices typically over $100,000. Overall sales volume increased by 35.5% from 1996, primarily due to sales of the Company's core high-line products. Both the Beaver and Safari business units grew as a result of an expanded dealer network developed during 1995 and 1996. The Company's dealer network increased to 107 Class A dealer locations in 1996 from 86 locations in 1995. The Company's estimated market share of high-line retail sales increased to 29.1% in 1996 from 24.5% in 1995.

     The Company established a new subsidiary, EDA, in late 1995 to combine all of its wiring, instrument sub-assembly, and electronic design and production at a single site. This facilitated automated production and testing, which was not possible when the work was performed at separate locations. Consolidating functions at EDA has increased productivity, reduced warranty related problems, and increased the use of state-of-the-art electronic design capabilities, which should allow the Company to further differentiate its products from those of its competitors. The start-up of EDA was completed during 1996 and the facility is now fully operational.

     CTI also became fully operational in 1996. The Company purchased CTI's 172,000 square foot facility in Hines, Oregon in January 1996, and CTI now shares the facility with HCO. CTI was established to consolidate the Company's fiberglass fabrication operations and to develop further plastic and composite lamination capabilities. By the end of 1996, CTI was producing nearly all of the fiberglass and laminated components used in the Company's motor coaches. The Hines facility's start-up costs were significant in 1996, and the Company does not expect to fully realize the facility's potential to improve efficiency and product quality until 1997.

     In June 1996 the Company entered the Class C recreational vehicle market through its acquisition of the assets of Honorbuilt Industries, Inc. in Minneapolis, Kansas. Honorbuilt designed and manufactured motor coaches under the "El Dorado" brand name, which has existed for over 20 years. A new subsidiary, SMC Midwest, Inc., was formed to operate the Honorbuilt facility. The Company made capital improvements to the facility to meet the Company's standards, and Midwest operated unprofitably for six months. In December 1996, management concluded that the continued operating losses were unacceptable and announced the planned exit and closure of the Midwest facility. Among the unanticipated problems encountered at the facility was the Company's inability to attract and retain a suitable labor force. This resulted in excessive labor costs as well as higher material costs due to scrap and rework. In connection with the planned closure and exit of the Midwest facility, the Company recorded a pre-tax restructuring charge of $2.4 million in the fourth quarter of 1996.

     The Company continued its expansion into the Class C recreational vehicle market through operations at its HCO facility in Hines, Oregon. The Company began development and prototype construction of a Safari brand Class C motor coach at HCO late in 1996, but no sales were made during 1996. Existing chassis and raw materials from the closed Midwest facility will be transferred to HCO. The Company plans to proceed slowly with the development and manufacture of the Safari and El Dorado Class C units at HCO to ensure acceptable quality and productivity.

Industry Background

     Recreational vehicles encompass a wide range of mobile housing options, including folding camping trailers, van conversions, truck campers, fifth wheel trailers, Class A, B and C motor coaches, and bus conversions. The retail prices of these vehicles range from under $3,000 for the simplest folding camping trailer to over $750,000 for the most expensive bus conversion. The Recreational Vehicle Industry Association (RVIA) has reported that one in ten households in the U.S. owns a recreational vehicle, resulting in a total ownership of approximately nine million recreational vehicles.

     Although retail sales of recreational vehicles and Class A motor coaches have fluctuated over the last five years, retail sales of high-line motor coaches have steadily increased during this period according to Statistical Surveys, Inc. The following table shows (i) unit shipments to dealers of all recreational vehicles, all motor coaches, and Class A motor coaches in the U.S., based on RVIA data, and (ii) unit retail sales of high-line motor coaches in the U.S. and unit retail sales of Safari and Beaver coaches as a percentage of the high-line market, based on data distributed by Statistical Surveys, Inc.


                                                       1992      1993       1994       1995       1996
                                                           (In thousands, except percentage data)
Unit shipments from manufacturers to dealers:
  All recreational vehicles.......................    382.7     420.2      518.8*     475.2*      466.8*
  All motor coaches...............................     47.0      51.4       58.1       52.8        55.3
  Class A motor coaches...........................     27.3      31.9       37.3       33.0        36.5

Unit retail sales and market share data:
  High-line motor coaches.........................      2.9       3.1        3.6        3.9       4.2
  SMC percentage of high-line market:**...........     18.6%     19.4%      24.6%      24.5%     29.1%
                                                       =====     =====      =====      =====     =====

* RVIA modified its reporting to include van conversions in 1994. The impact was to increase reported shipments by approximately 75,000 units.

** For all years includes sales for both Safari and Beaver motor coaches (excluding Trek).

     SMC focuses primarily on the high-line segment of the Class A motor coach market. Class A motor coaches incorporate kitchen, sleeping and bathroom facilities built on a selfpowered chassis. The term "high-line motor coach" is almost synonymous with "diesel pusher." For reasons of cooling and drive train engineering almost all motor coaches are powered either by a gasoline engine mounted in the front, or a diesel engine mounted in the rear. Diesel pushers are more expensive, but can be built longer and are generally more powerful. Thus most high-line coaches are diesel pushers, and nearly all high-line diesel pushers retail for over $100,000.

     All of SMC's products except the Trek and El Dorado models are high-line coaches with retail prices over $100,000. Although the Trek shares many high-line features of the Company's other models, its retail price ranges from $70,000 to $90,000, and it is therefore excluded from market data compiled for high-line products. The El Dorado is a Class C motor coach with retail prices ranging from $44,000 to $50,000, which the Company began selling in 1996.

     The high-line segment of the Class A RV market has seen consistent growth since 1989, and in recent years this market has attracted many other companies. Many "mainstream" RV builders, such as Fleetwood, Winnebago, and Coachmen have developed offerings in this market. Meanwhile, some luxury builders, such as Monaco Coach and Country Coach, have broadened their product lines. Some companies are not surviving. Beaver Coaches was acquired by SMC in 1994 and Holiday Rambler was purchased by Monaco Coach in early 1996. SMC Corporation believes there will be further consolidation in this highly competitive industry.

     Several long-term trends favor the luxury segment of the RV industry. The most significant indicator of future growth potential is the change in RV-owner demographics. Households over fifty years old form the principal market for luxury RVs. As the "baby-boom" generation ages, this demographic group is expected to increase from approximately 50 million people today to 70 million by the year 2005. The Company believes that on average this generation is expected to retire earlier and have more discretionary income than preceding generations, which is expected to provide a growing base for RV sales.

     This trend is also reflected in the substantial increase in the number and quality of facilities available for RV use and in companies serving the RV market. The increased availability of accessories and facilities will continue to make the RV lifestyle more attractive.

     Three other factors also have a lesser impact on the RV industry:

     Fuel Availability and Price Stability

     Diesel fuel has been relatively abundant and inexpensive since the beginning of the 1980's. The Company believes the needs of the transportation industry for diesel fuel may contribute to continued availability and pricing stability. With the exception of one Trek model, all of the Company's motor coaches are powered by diesel engines. Consequently, an interruption in the supply or a significant increase in the price of or tax on the sale of diesel fuel on a regional or national basis could have a material adverse effect on the Company's results of operations. Diesel fuel has from time to time been difficult to obtain, and there is no assurance that the supply of diesel fuel will continue uninterrupted, that rationing of diesel fuel will not be imposed or that the price of or tax on diesel fuel will not significantly increase in the future.

     Low Interest Rates

     Interest rate levels affect the cost of a motor coach for consumers who finance their purchase and, more importantly, the cost of inventory maintenance for motor coach dealers. Recent periods of relatively low interest rates have facilitated dealer financing resulting in generally higher dealer stocking levels.

     Favorable Tax Treatment

     U.S. tax laws generally allow individuals to deduct interest paid on loans used to finance the purchase of either a first or second residence. The definition of "residence" has been interpreted to include motor coaches of the type manufactured by the Company. The Company believes the tax deductibility of interest paid on loans used to purchase a Class A motor coach increases the attractiveness of ownership. These laws, however, have historically been amended frequently, and it is likely that further amendments and additional tax laws will be applicable to financing the purchase of motor coaches in the future. There is no assurance that favorable tax treatment for financing the purchase of motor coaches will not be amended or repealed.

Sales and Marketing

     SMC has two distinctive brands that are marketed through separate dealer networks. (Sales of Class C motor coaches to date have not been a significant part of the Company's business.) The Beaver and Safari product are deliberately kept differentiated to help increase total penetration of the high-line market. The Beaver product is marketed as a "traditional" luxury RV. Its fiberglass wall construction, air suspension, and "classic" RV styling places the Beaver models near the mainstream of high-line coaches. The Safari product is avant-garde in comparison. Its aluminum and stainless steel exterior are unique in this market, and innovations such as the Velvet-Ride(TM) Suspension and power disk brakes further separate the Safari from the rest of the luxury RV market. This two-pronged attack on the luxury market has successfully expanded SMC's overall penetration, with an estimated market share of 29%.

     The Company markets its products through independent dealers throughout the United States and Canada. Few dealers carry both the Safari and Beaver brand products. SMC has made dealer development a priority, because it believes that an expanded dealer base results in greater retail sales exposure and ultimately more retail sales volume. As of December 31, 1996, total Class A dealer locations increased to 107, up 24% from 1995.

     The Company grants exclusive distribution rights to a dealer within a geographic region. Dealers are selected based on location, financial stability, marketing expertise, sales history, integrity and repair and service capability. The Company provides a variety of support services to its dealers, including promptly supplied product literature, display materials and space rental subsidies for trade shows and exhibitions and a dealer newsletter with updates on product development and other product information. The Company offers training and technical support to dealer salespeople, including a plant tour video and a product handbook, and Company representatives visit dealers on a regular basis for sales training and assistance.

     The Company focuses its advertising on consumer publications which emphasize the RV lifestyle. In 1995, the Company consolidated all of its media production in-house because it was cost-effective to do so. In-house media development has also added flexibility and responsiveness to the process, which frequently involves "rush" jobs to take advantage of market opportunities.

     A key part of the Company's affinity marketing effort is the sponsorship and active promotion of Safari International and the Beaver Ambassador Club, both of which are active owners clubs for owners of Safari and Beaver products, respectively. Members of these groups socialize, discuss common experiences and enjoy motor coaching activities together, thus helping to build customer loyalty and enthusiasm. The Company publishes quarterly newsletters for members of the owners' clubs, as well as a quarterly magazine, the "Rendezvous," which is circulated to owners, prospective purchasers, suppliers, dealers and employees. In addition, the

Company annually sponsors "homecoming" rallies at the Safari and Beaver factories, open to all Safari and Beaver coach owners.

     Dealers typically finance their inventory through revolving credit facilities established with asset-based lending institutions, including specialized finance companies and banks. It is industry practice for these "floor plan" financiers to require motor coach manufacturers to repurchase motor coaches previously sold to the dealer if the dealer defaults on its financing agreements or if the lender otherwise has a reasonable basis to be concerned about the ability of the dealer to meet its obligations to the lender. This agreement typically applies for a period of 12 to 18 months from the date of the dealer's purchase from the manufacturer. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company takes several steps to reduce its exposure to coach repurchase risk. A dealer is typically required to make periodic payments of principal, referred to as "curtailment," to the flooring financing institution commencing in the seventh month after purchase of the coach. A coach manufacturer may waive these curtailment payments at the request of a dealer, but the Company generally will not do so and, in any event, will do so only if the dealer owes to the flooring institution no more than 90% of the wholesale price of the coach. The Company also monitors the inventory levels and financial circumstances of its dealers through reports generated by the flooring institutions and through frequent contact by its sales personnel with the dealers. If a dealer is experiencing undue difficulty in selling the Company's coaches, the Company will often work with that dealer to voluntarily move the coaches to a dealer that can sell additional inventory. The Company believes, however, that its most fundamental protection against significant loss due to repurchase obligations is the production and marketing of motor coaches that are sufficiently popular to enable the Company quickly to resell, at satisfactory prices, any coaches it may be required to repurchase. For 1995 and 1996 the Company made no repurchase payments under flooring arrangements.

     For 1996, sales of Safari coaches to Guaranty RV Center, one of the largest motor coach dealers in the U.S. and located just a few miles from the Company's headquarters, accounted for approximately 12% of net sales. Romania RV, also located just a few miles from the Company's headquarters, accounted for approximately 10% of 1996 net sales. After December 31, 1996, Romania RV resigned as a dealer of the Company's products. When Romania RV resigned as a dealer, the Company initiated a new dealer relationship with Destinations RV, Inc. ("Destinations"). Destinations purchased all of the motor coaches that the Company repurchased from Romania for the Company's repurchase price. See Note 16 of Notes to Consolidated Financial Statements. The Company does not believe the change in dealer relationships from Romania RV to Destinations will have a material adverse effect on the Company's future financial results.

Product Information

     Beaver

     The Beaver product line received a great deal of the management's attention in 1995, and every model was subject to a major development project. In 1996 the Company benefited from this attention in the form of increased product sales on all three of its Beaver product lines. The Monterey was introduced in the summer of 1995 to expand the Beaver line, and its unit sales increased 179% to 324 units in 1996.

     Marquis

     The Marquis is positioned at the top of the Beaver product line. With retail prices of over $300,000, it is one of the most expensive and luxurious motor coaches in production today. The Marquis has traditionally been the most visible and best recognized of the Beaver models. The Marquis motor coach has been further upgraded to its current ultra-luxury position in 1996. As part of this strategy, production of the Marquis was slowed and a craftsman-intensive team production program was developed to produce each vehicle. New cabinet technologies were introduced, allowing the use of exotic veneers and richer lacquers. The Marquis is now positioned as a limited production, prestige product with an average production rate of approximately 1.5 units per week.

     Patriot

     In July 1995, SMC introduced the 1996 Patriot on the all-new Magnum B-Series chassis. This new Magnum chassis replaced a chassis from an outside chassis vendor used since the Patriot model was introduced in 1992. Sales in 1996 were 32% over 1995. The Patriot model has a retail price ranging from $200,000 to $250,000.

     Monterey

     The Monterey is the first all-new product in the Beaver line since the acquisition in 1994. Retailing from $135,000 to $160,000, the Monterey provides Beaver with a product priced for broader appeal. The Monterey uses chassis and floor plans that are similar to the Safari Sahara, but differs considerably from the Safari product in styling options. In addition, an air-ride option has been developed to provide the traditional RV owner an alternative which is typically seen in high-line motor coaches.

     Safari

     Safari saw lower sales growth than Beaver in 1996. The product had a major redesign completed in 1994, and redesign activities are typically performed every three to four years.

     Continental

     The Continental is the flagship product from Safari. Its design and technology features include disk brakes, B.F. Goodrich's Torsilastic suspension system, and Magnum Intellidrive computerized monitoring display, all as standard equipment. Sales of the Continental increased 5% in 1996 over 1995. Newly updated exterior and interior styling of the Continental added dramatic flair to the product. The Continental retails from $200,000 to $240,000.

     Serengeti and Ivory

     As the oldest of the Safari brand names, the Serengeti has been the core Safari product since its introduction in 1988. The Serengeti retails from $150,000 to $190,000, and its sibling, the Ivory model, occupies the higher end of that price range. This product is the largest selling high-line coach model in the industry.

     Sahara

     The Sahara model was introduced in 1993 and then repositioned in 1994 to stand as a value-oriented luxury coach. The Sahara model retails from $130,000 to $150,000. Sahara unit sales increased 1% in 1996. The product provides many of the features of the Serengeti and Ivory at a lower cost to the customer.

     Trek

     The Trek is constructed on a Chevrolet chassis. As the lowest priced SMC motor coach, it also has the lowest profit margin and is intended to acquaint new customers with SMC's products and attract them to the RV lifestyle. Trek sales increased 43% in 1996 compared to 1995.

     El Dorado

     In 1996 SMC Corporation acquired certain assets of Honorbuilt, manufacturer of the El Dorado brand Class C type motor coach. The Company believes expansion of its product offerings into the Class C market provides opportunities to increase its exposure to younger buyers and to develop affinity relationships with customers who will eventually trade up to the Company's high-line products.

     After the acquisition of the Honorbuilt assets, the Company concluded that the Kansas facility could not be made to produce products at a satisfactory profit and in December 1996 announced its intent to close the facility. The Company intends to resume production of the El Dorado model at its Harney County Operations facility in 1997.

Backlog

     Motor coach dealers, particularly those with a relatively large sales volume, from time to time indicate to motor coach manufacturers the number of coaches they expect to purchase in the following months. While the Company regularly receives such indications, the Company includes in its backlog only purchase orders it has received that are sufficiently complete as to specifications (color, floor plan, options, etc.) to permit the Company to schedule production of the coach. Consequently, backlog generally represents orders for coaches scheduled to be manufactured and shipped in the following 45 to 60 days. The Company's backlog at December 31, 1996 was $7.9 million, compared to backlog of $14.6 million at December 31, 1995. Backlog can fluctuate substantially as the result of the receipt of purchase orders in connection with various major motor coach shows and rallies, which are not held at even intervals throughout the year. Consequently, and because orders are generally cancelable without penalty, the amount of backlog at any date is not necessarily indicative of sales in future periods. To date, order cancellations have not been material.

Customer Service

     The Company believes one of the most important elements in the success of its business is understanding its customers and their preferences and providing excellent customer service. Customer service is important because many of the Company's customers are repeat purchasers and because a high level of service is expected by purchasers of high quality coaches. In addition, because motor coach purchasers tend to communicate freely their views on the quality of various coaches and business reputations of motor coach manufacturers, the quality of post-sale customer service provided by a motor coach manufacturer is a key factor in establishing a manufacturer's reputation among this group.

     The Company offers a one-year or 12,000-mile warranty, whichever occurs first, on all coaches. Customers have the option to purchase extended warranties, written by others, from Company dealers. The Company's warranty covers all manufacturing-related problems and parts and system failures, regardless of whether the repair is made at a Company service facility or by one of the Company's dealers or authorized service centers. In addition to the Company's warranty, the chassis, drive train, engine and transmission are covered by separate warranties offered by the manufacturers of those components, or by the Company on the chassis manufactured by its Magnum Manufacturing subsidiary. The Company's warranty on the Magnum chassis and drive train is for three years or 36,000 miles, whichever occurs first. Appliances in the coaches are covered by the warranties of manufacturers of those items.

     The Company maintains toll-free telephone lines for customers to call with repair or operating questions or problems. Although many questions can be resolved by telephone, the Company often refers the customer to a local dealer or repair facility for additional assistance. The Company also opened a new 24-bay service center in Harrisburg in November 1995 to better serve its customers.

Manufacturing

     The Company uses "lean production" techniques in its coach manufacturing process. These techniques emphasize teamwork, include significant input from worker teams and employ just-in-time inventory controls to improve product quality and manufacturing efficiencies.

     The Company believes its coach manufacturing operations are vertically integrated to a substantial degree compared to most other high-line motor coach builders. Components of the Company's motor coaches produced by the Company include chassis constructed by Magnum Manufacturing, Inc., the shell or "house" portion of the coach, fiberglass, countertops, hardwood cabinetry and portions of the interior upholstery. The Company believes this in-house production of certain components results in cost savings to the Company and greater control over quality and inventory.

     The construction of each motor coach begins with the preparation of the chassis on which the superstructure of the "house" is built. The floors, walls and roof of the motor coach "house" are built off-line. The coach's front and rear caps are each single pieces molded from fiberglass resins that provide favorable strength-to-weight ratios. The Company believes the lightweight construction of its motor coaches combined with the diesel engines used in nearly all models add significantly to the performance of its motor coaches.

     The Company purchases raw materials, parts, subcomponents, electric systems and appliances from approximately 1,000 suppliers. These items are either placed directly into the coach or are incorporated into subassemblies by the Company. All components, subassemblies and finished products are inspected for compliance with the Company's specifications. The Company attempts to minimize its inventory costs by ordering inventory only on an as-needed, or just-in-time, basis. Some supplies, such as fiberglass, are ordered and delivered to the Company's plant on a daily basis, while other items, particularly engines and transmissions, are ordered as much as four months in advance of the expected use date. While the Company generally commences construction on a coach only after receipt of an order from a dealer, it must nonetheless order certain parts or components, some of which represent a significant expenditure, in advance of orders.

     Certain of the components and subassemblies included in the Company's motor coaches are obtained from a single or limited number of suppliers. Transmissions of the type used in the Company's coaches and those of most of its competitors are manufactured solely by Allison. Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of certain components from suppliers or difficulties or delays in shifting to new suppliers could have a material adverse effect on the Company.

     Upon completion of the manufacturing process, each coach undergoes a thorough inspection and test drive, and problems discovered are corrected prior to shipment.

Competition

     The market for manufacture of mid- to high-line motor coaches is very competitive, and the Company has significant competition in each of its product lines. Other manufacturers of high-line coaches include Blue Bird Corporation, Country Coach, Inc. (acquired in late 1996 by National RV Holdings, Inc.), Fleetwood Enterprises, Inc., Foretravel Inc., Gulf Stream Coach, Inc., Hawkins Motor Coach, Monaco Coach Corporation, and Holiday Rambler Corporation (acquired in early 1996 by Monaco Coach Corporation). The Company competes with a number of other manufacturers, some of which are much larger than the Company and have greater financial and other resources than the Company. Certain of these larger manufacturers have also identified value-oriented high-line motor coaches as an attractive market and have recently developed coaches more directly competitive with the Company's coaches.

     The Company believes the principal competitive factors in the manufacture and sale of high-line motor coaches are product quality and design, price, customer service, performance and reliability. The Company believes it is competitive with respect to each of these factors and believes its customer service and the performance and reliability of its products compare favorably to those of its competitors.

Product Design; Patents

     The Company strives to be a design innovator in motor coach floor plans, interior features, coach amenities and mechanical systems and believes it is generally recognized in the industry as a design leader. Among the innovations introduced by the Company are the first use of a side aisle floor plan, the Electro-Majic bed, a rear-mounted cooling system, 110 volt residential-style lighting and the successful use of Torsilastic suspension on a high-line motor coach. The Company updates the fabrics, carpets, fixtures and floor plans of its coaches each year and plans for a complete redesign of each model every three to four years.

     The Company began development of its Electro-Majic bed in 1988 and in 1992 obtained a patent for this electric powered bed system. Using a hidden electric motor, the system uses small gear tracks attached to the living room walls to lower a double-size bed from the ceiling down to a desired sleeping level. The Electro-Majic bed is used in most Trek models. In two of the Company's best-selling Trek floor plans, the Electro-Majic bed is the primary sleeping space, which allows the entire coach to be used for living, kitchen and bathroom areas. The Company believes there is no comparable motor coach floor plan on the market.

     The Company designed and patented an all new air ride suspension system in 1996 for use in its Beaver Patriot and Marquis models. The suspensions system is designed to optimize the stability of the moving coach, while at the same time maximizing ride comfort.

Government Regulation

     Motor coach manufacturers, such as the Company, are subject to federal, state, and local regulations governing the manufacture and sale of their products, including the provisions of the Motor Vehicle Act. The Motor Vehicle Act provides for, among other things, the recall for modification, repair or replacement of vehicles that contain defects which are potentially dangerous, or which fail to comply with applicable standards. The Company's motor coaches also may be subject to recall by chassis manufacturers in the event the chassis fail to comply with applicable standards. The Company relies upon certifications from its engine suppliers and chassis manufacturers that the Company's motor coaches comply with all applicable emission control standards. Although motor coaches manufactured by the Company have been voluntarily recalled for repair from time to time in the past, the Company has not incurred significant expenses in connection with recalls. Because the Company sells its products in Canada, it is also governed by similar laws and regulations issued by the Canadian government. There is no assurance that future recalls of the Company's products will not occur or that any such recalls will not adversely affect the Company's operations or financial condition.

     The Company is also subject to regulations promulgated by the Occupational Safety and Health Administration ("OSHA") concerning workplace health and safety. The Company's plants are periodically inspected by OSHA.

     The business and operations of the Company are affected by federal, state, and local environmental regulations relating to air and water pollution, hazardous wastes, and noise. These regulations control the Company's use, storage, and disposal of paints, solvents, stains, lacquers and other wastes. The regulations also restrict the Company's air contaminant emissions and waste water discharges and prohibit noise in excess of certain levels.

     The Company holds a federal operating permit as required by Title V of the federal Clean Air Act Amendments of 1990 (a "Title V Permit") for its Safari motor coach manufacturing facility. The Beaver facility has applied for a Title V permit, and is currently operating under a consent agreement between the Company and the Oregon Department of Environmental Quality. The CTI facility holds an air contaminant discharge permit ("ACDP"), issued by the Oregon Department of Environmental Quality and has applied for a Title V permit. The HCO facility holds an ACDP and will apply for a Title V permit in 1997. The Company believes it will be issued the permits necessary to allow it to operate these facilities. The ACDPs and the Title V permits, however, are issued for operations at specified levels, and any increase in emissions beyond those levels, including increases resulting from expanded operations or process modifications, will require permit amendments.

     To date, the Company has not been required to make significant expenditures for environmental compliance. The promulgation of additional safety or environmental regulations, or the need to acquire permit amendments, in the future, however, could require the Company to incur additional expense which could adversely impact the Company's results of operations. There is no assurance that the Company will not be required to make significant expenditures in the future with respect to such safety or environmental regulations.

     The Company believes it is in material compliance with applicable laws relating to the manufacture and operation of motor coaches and operations of its manufacturing facilities. There is no assurance, however, that future governmental regulations will not be more stringent, and that compliance with those regulations will not require the Company to incur additional cost.

Employees

     At December 31, 1996 the Company had 1,465 full-time employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and Safari and Magnum manufacturing facilities are located in Harrisburg, Oregon on property owned by the Company. The corporate headquarters and Safari manufacturing facility consists of buildings totaling 163,000 square feet on 16 acres, with 11,300 square feet of office space and 151,700 square feet of manufacturing space. The Magnum manufacturing facility consists of four buildings with a combined size of approximately 93,000 square feet on 12 acres. The Company's Beaver manufacturing facility is located in Bend, Oregon and consists of four buildings totaling 34,600 square feet on 3.5 acres that are owned by the Company, and an additional 90,100 square feet on 7.8 acres, that are leased on a long-term basis. In January 1996, the Company purchased a 172,000 square foot building on 16 acres in Hines, Oregon to meet future production requirements. The Company believes its facilities are adequate to meet its needs for the foreseeable future. The Company leases five buildings totaling 120,000 square feet on 16 acres at its Midwest facilities in Minneapolis, Kansas.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation arising out of its operations in the normal course of business, including claims under the "lemon laws" of various states. The Company believes such legal proceedings, if determined adversely to the Company, would not have a material impact on the Company.

     As a manufacturer and seller of motor coaches, the Company is subject to a risk of loss resulting from claims that its products or components of its products caused or contributed to damage or injury. The Company believes, at current premium rates, that product liability insurance in amounts that would be meaningful is not cost effective and it therefore maintains no insurance covering product liability exposure. In the past, the Company has not incurred material expenses for product liability; however, such liabilities, if incurred in the future, could have a material adverse effect on the Company's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of March 18, 1997.

       Name            Age      Position
       ----            ---      --------

Mathew M. Perlot       60       President, Chief Executive Officer and
                                Chairman of the Board

Jay L. Howard          44       Executive Vice President - Manufacturing and
                                Chief Operating Officer

Paul M. Brown, Jr.     43       Senior Vice President - Finance and Chief
                                Financial Officer

L. Michael Cary        54       Vice President of SMC Corporation and
                                General Manager - Safari Motor Coaches, Inc.

Gordon R. Perlot       34       Vice President of SMC Corporation and
                                General Manager - Harney County Operations,
                                Inc.

Carroll E. White       50       Vice President of SMC Corporation and
                                General Manager - Beaver Motor Coaches, Inc.

     Mathew M. Perlot co-founded the Company in November 1986 and has served as President, Chief Executive Officer and Chairman of the Board since that time. Mr. Perlot served as Director of Sales and Marketing for Monaco Coach Corporation from 1982 to 1985 and for Beaver Coaches, Inc. from 1985 to 1987. Mr. Perlot also served as President of RV Marketing, Inc. from 1980 to 1987. Mr. Perlot is married to Connie M. Perlot, a director and Secretary- Treasurer of the Company, and is the father of Gordon R. Perlot.

     Paul M. Brown, Jr. joined the Company as Chief Financial Officer in October 1993. From November 1990 to September 1993, Mr. Brown served as Vice President - Finance of Riedel International, Inc., an international construction and dredging business. From October 1987 to October 1990, Mr. Brown was Director of Finance for La Valley Industries, Inc., a manufacturer of equipment for the pulp and paper industry. Mr. Brown is a CPA and holds a B.S. from Portland State University.

     L. Michael Cary joined the Company as Controller in August 1988. He became Vice President - Operations and Chief Operating Officer in January of 1989 and now serves as General Manager of Safari Motor Coaches, Inc. From 1976 to 1988, Mr. Cary served as Controller of Nicolai Company, a door and wood products manufacturing firm. Mr. Cary holds a B.A. degree in business administration from the University of Portland and an M.S. degree in logistics management from the Air Force Institute of Technology.

     Jay L. Howard joined the Company as Corporate Vice President of Manufacturing in December 1995. From 1979 to 1995 Mr. Howard served as Vice President of Manufacturing for Dazey Corporation, an international manufacturer of personal care and kitchen appliances. Mr. Howard is a Certified Manufacturing Engineer by S.M.E. with additional certifications from A.P.I.C.S. and A.S.Q.C.

     Gordon R. Perlot joined the Company as a production supervisor in October 1988 and became manager of mechanical operations in 1989. In 1992 Mr. Perlot directed the design and development of the Magnum chassis and in 1993 became plant manager of Magnum Manufacturing, Inc. In 1996, Mr. Perlot became General Manager of the newly created subsidiary, Harney County Operations, Inc. Mr. Perlot is the son of Mathew M. Perlot.

     Carroll E. White joined the Company as Production Manager in March 1995. He became General Manager of Beaver Motor Coaches, Inc. and Vice President of SMC Corporation in March 1996. From 1977 until 1993 he was employed by Foretravel, Inc., a luxury motor coach manufacturer. While employed by Foretravel, he served as Plant Manager, National Sales Manager, and from 1985 until 1993, as Director of Marketing and Sales. He also served as Vice President and was a member of Foretravel's Board of Directors. Mr. White holds a B.S. degree in Agri-Business from Stephen F. Austin State University.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market System since January 20, 1995 under the symbol SMCC. Information with respect to the high and low sales prices for the Common Stock is set forth on page F-21.

     At March 18, 1997 there were 70 shareholders of record of the Company's Common Stock and 6,563,064 shares were outstanding. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

     Since incorporation and through December 31, 1994, the Company was treated for state and federal income tax purposes as an S corporation. As a result, the Company's earnings from inception through December 31, 1994 were taxed directly to the Company shareholders rather than to the Company. The Company did not pay any dividends in 1995 or 1996. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. Certain of the Company's loan agreements require approval by the lender to pay dividends and the agreement covering the acquisition of Beaver prohibits the payment of dividends if the Company is in default under the terms of the acquisition agreement.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1996 have been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.


                                                      Year Ended December 31,
                                    ------------------------------------------------------------
                                       1992        1993        1994        1995        1996
                                       ----        ----        ----        ----        ----
                                     (In thousands, except per share and other operating data)
Statement of Income Data:
Sales(1)..........................   $  51,468  $  60,583   $ 124,247   $  148,189  $  200,835
Cost of sales.....................      44,117     52,679     108,833      128,846     174,457
                                     ---------  ---------   ---------   ----------  ----------
Gross profit......................       7,351      7,904      15,414       19,343      26,378
Selling, general and administrative
   expenses.......................       4,132      4,591       8,429       11,702      17,601
Restructuring expense.............          --         --          --           --       2,392
                                     ---------  ---------   ---------   ----------  ----------
Income from operations............       3,219      3,313       6,985        7,641       6,385
Other expense.....................         297        258         212          774         418
                                     ---------  ---------   ---------   ----------  ----------
Income before provision for
   income taxes...................       2,922      3,055       6,773        6,867       5,967
Provision for income taxes(2).....          --         --          --        1,926       2,384
                                     ---------  ---------   ---------   ----------  ----------
Net income........................   $   2,922  $   3,055   $   6,773   $    4,941  $    3,583
                                     =========  =========   =========   ==========  ==========
Net income per share..............         N/A  $     .53   $    1.18   $      .74  $      .54
                                     =========  =========   =========   ==========  ==========
Weighted average shares outstanding        N/A      5,763       5,763        6,647       6,661
                                     =========  =========   =========   ==========  ==========

Pro Forma Statement of
   Income Data:
Income before provision for
   income taxes...................   $   2,922  $   3,055   $   6,773   $    6,867         N/A
Pro forma provision for income
   taxes (2)......................       1,132      1,176       2,614        2,612         N/A
                                     ---------  ---------   ---------   ----------
Pro forma net income (2)..........   $   1,790  $   1,879   $   4,159   $    4,255         N/A
                                     =========  =========   =========   ==========
Pro forma net income per
   share (2)(3)...................              $     .33   $     .72   $      .64         N/A
                                                =========   =========   ==========
Pro forma common shares (3).......                  5,763       5,763        6,647         N/A
                                                =========   =========   ==========

Other Operating Data:
Coaches sold......................         638        747       1,199        1,405       1,859


                                                            December 31,
                                    ------------------------------------------------------------
                                      1992       1993        1994         1995        1996
                                      ----       ----        ----         ----        ----
                                                           (In thousands)
Balance Sheet Data:
Current assets....................  $  7,588   $ 10,083    $ 20,093     $ 26,109    $ 39,740
Property and equipment............     2,876      5,060       8,911       12,061      19,584
Total assets......................    10,464     15,143      32,504       41,198      61,920
Current liabilities...............     6,897      9,671      25,222       18,254      34,225
Long-term debt....................       383      1,194       4,169        4,676       6,626
Shareholders' equity..............  $  3,184   $  4,278    $  2,263     $ 17,411    $ 20,994
-----------------





(1) Historical sales for the years ended December 31, 1993 and 1994 include aggregate sales of $1.5 million (for the period from November 8, 1993 through December 31, 1993) and $16.3 million (for the period from January 1, 1994 through May 31, 1994), respectively, that represent sales by the Company of Beaver products prior to the acquisition. These coaches and trailers were purchased by the Company from Beaver at Beaver's standard wholesale prices to dealers, less a 2.5% discount in consideration for the agreement by the Company to satisfy warranty obligations for those products. The Company's results of operations from June 1, 1994 include operating results of the subsidiary that acquired the Beaver assets. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The Company was an S corporation and accordingly was not subject to federal and state income taxes prior to 1995. Pro forma net income reflects federal and state income taxes as if the Company had been a C corporation, based on the effective tax rates that would have been in effect during those periods. Effective January 1, 1995 the Company elected C corporation tax status. In accordance with SFAS No. 109, "Accounting For Income Taxes," the Company recorded a transition adjustment to establish a deferred asset for prepaid taxes, reducing the Company's reported tax provision by $686,000 for 1995. The 1995 pro forma provision for income taxes reflects the provision for income taxes as if this transition adjustment were excluded.

(3) Shares used in pro forma computations of income per share include the estimated number of shares required to be sold by the Company in its initial public offering to make final S corporation distributions to the Company's shareholders.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Overview

     SMC Corporation designs, manufactures, and markets predominantly Class A motor coaches. The Company's Safari and Beaver motor coaches include six high-line models, with suggested retail prices ranging from $125,000 to over $350,000, and one model with suggested retail prices of $70,000 to $90,000. In 1996 the Company entered the Class C market with the El Dorado motor coach, which has a suggested retail price ranging from $44,000 to $50,000

     The Company shipped its first motor coach in July 1987. The Company's 1987 sales totaled $3.7 million, and the Company has experienced sales increases in each succeeding year. Sales through 1990 were solely of the Company's Safari model, a high-line motor coach priced as a more affordable alternative to custom coaches. In late 1990 the Company introduced the Trek model, which was designed to attract buyers in the mid-line price range of the market but shares many high-line features with the Company's other models. To expand its presence in the higher end of the motor coach market, the Company introduced the Continental model in March 1992. These models take advantage of the cost and quality benefits derived from production-line manufacturing techniques, while satisfying the expectations of sophisticated motor coach purchasers. In June 1993 Magnum Manufacturing, Inc. commenced operations to build chassis for Safari motor coaches. The manufacture of its own chassis, uncommon in the high-line motor coach industry, reduces the Company's production costs, improves quality control and allows the Company to respond directly and effectively to customer service issues on both the chassis and the coach body. In 1995 Magnum commenced manufacturing of chassis for Beaver's Patriot and Monterey products.

     Effective June 1, 1994 the Company acquired substantially all of the operating assets of Beaver, a manufacturer of luxury Class A motor coaches, through a bankruptcy proceeding following several years of Beaver operating losses. From November 8, 1993 through May 31, 1994, the Company provided executive management services to Beaver pursuant to an arrangement approved by the Bankruptcy Court. Beginning in November 1993 the Company's results of operations reflect its sale to Beaver dealers of coaches and trailers purchased from Beaver at its wholesale prices, less a 2.5% discount in consideration for the agreement by the Company to satisfy warranty obligations with respect to those products. Because the discount was equal to the warranty accrual with respect to such sales, the Company realized no gross profit on its sales of Beaver products prior to the acquisition. These sales represented $1.5 million and $16.3 million of the Company's sales for 1993 and 1994, respectively. The Company's results of operations from June 1, 1994 include operating results of the subsidiary that acquired the Beaver assets.

     The acquisition of Beaver enabled the Company to expand its product offerings with Beaver's Patriot and Marquis lines, which have significantly different characteristics from Safari products. Positioned as a more "traditional" product, Beaver's Patriot and Marquis offer air suspension and brake systems, have more conservative floor plans and decor and have a reputation for extremely high quality craftsmanship. In 1995 Beaver introduced the Monterey, a lower priced motor coach with a retail price ranging from $135,000 to $160,000. This new product also launched a major dealer expansion effort for Beaver products which expanded Beaver's dealer base from 14 sites in 1994 to 44 sites in 1996.

     Effective June 14, 1996, the Company acquired certain assets of Honorbuilt Industries, Inc., a manufacturer of the Class C motor coach model El Dorado in Minneapolis, Kansas. The Company operated the facility for six months at an operating loss. In December 1996, the Company's management decided to discontinue production at the Kansas facility to reduce unacceptable operating losses.

Accounting for the Acquisition of Assets of Beaver Coaches, Inc.

     Effective June 1, 1994 the Company acquired substantially all of the operating assets of Beaver and assumed certain of its liabilities in accordance with a Plan of Reorganization of Beaver under the U.S. Bankruptcy Code. The Company paid cash of $3.9 million, forgave $3.1 million of accounts receivable from Beaver and incurred acquisition related costs of $400,000. In addition, the Company agreed to pay a royalty equal to the greater of $1.6 million or 1% of gross sales of Beaver products for three years. Goodwill of $2.6 million was recorded in connection with the acquisition and is being amortized over 15 years on a straight-line basis. See Note 9 of Notes to Consolidated Financial Statements.

Accounting for the Acquisition of Assets of Honorbuilt Industries, Inc.

     Effective June 14, 1996, the Company acquired certain assets of Honorbuilt for cash. Honorbuilt was primarily engaged in the design, manufacture, distribution and sale of Class C motor coaches (under the name brand of El Dorado) from its facility in Minneapolis, Kansas. The Company formed a new subsidiary, Midwest, to operate the facility.

     The acquisition was accounted for by the purchase method. Accordingly, the purchase price of $1.4 million was allocated to the assets acquired based on their estimated values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of assets acquired totaled $561,000, which was recorded as goodwill and was initially amortized on the straight-line basis over 15 years. See Note 10 of Notes to Consolidated Financial Statements

     On December 26, 1996, the Company announced the planned exit and closure of the operations at the Minneapolis, Kansas facility in an effort to reduce excessive costs that were not anticipated when the Company acquired the assets of Honorbuilt. The closure has been treated as a restructuring for financial reporting purposes, and a total charge of $2.4 million has been made for the year ended December 31, 1996 related to the Midwest restructuring.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.


                                                                          Percentage change in
                                     Year ended December 31,               dollar amounts from
                              ------------------------------------        --------------------
                                                                           1994         1995
                                  1994        1995       1996             to 1995      to 1996
                                  ----        ----       ----             -------      -------

Sales......................      100.0%      100.0%     100.0%              19.3%        35.5%
Cost of sales..............       87.6        87.0       86.9               18.4         35.4
                              --------    --------    -------
Gross profit...............       12.4        13.0       13.1               25.5         36.4
Selling, general and
 administrative expenses...        6.8         7.9        8.7               38.8         50.4
Restructuring expense......         --          --        1.2                N/A          N/A
                              --------    --------    -------
Income from operations.....        5.6         5.1        3.2                9.4        (16.4)
Interest expense...........        0.3         0.6        0.3              119.3        (24.7)
Other (income) and
 expense...................       (0.1)       (0.1)      (0.1)             (37.3)        96.3
                              --------    --------    -------

Pretax income..............        5.4         4.6        3.0                1.4        (13.1)
Provision for income taxes.         --         1.3        1.2                N/A         23.8
                              --------    --------    -------
Net income.................        5.4         3.3        1.8              (27.1)       (27.5)
                              ========    ========    =======

Pretax income..............        5.4         4.6        N/A                1.4          N/A
Pro forma provision for
  Income taxes.............        2.1         1.8        N/A                0.0          N/A
                              --------    --------
Pro forma net income.......        3.3%        2.8%       N/A                2.3%         N/A
                              ========    ========

     1996 Compared to 1995

     Sales increased by $52.6 million (35.5%) to $200.8 million for 1996 from $148.2 million for 1995. The increase was attributable primarily to a significant increase in sales of Beaver coaches, which increased by $36.9 million (92.2%) compared to 1995, sales of Safari coaches, which increased by $9.1 million (8.4%) compared to 1995, and sales of El Dorado coaches produced by the Company's newly-acquired Midwest facility, which totaled $3.7 million. Increases in parts and service sales of approximately $2.9 million made up the rest of the increase in sales from 1995.

     Beaver unit coach sales increased by 271 units (91.6%) to 567 units in 1996 from 296 units in 1995. Safari unit coach sales increased by 96 units (8.7%) to 1,205 units in 1996 from 1,109 in 1995. The Company continues to monitor the performance of each of its model lines.

     Gross profit increased $7.0 million (36.4%) and increased slightly as a percentage of sales to 13.1% from 13.0% in 1995. A number of offsetting factors led to relatively stable overall gross margin performance. The significant increase in Beaver coach sales improved gross margin percentage. Beaver products, which sell at higher average prices than the Safari models, became a larger portion of the Company's overall sales mix in 1996. The Company's products generally achieve greater gross margin on higher-priced coaches, and the significant increase in Beaver sales contributed to a greater overall margin performance. Conversely, operating results of the Company's start-up of Midwest, which produces and sells the El Dorado Class C coaches, reduced gross margin by $1.0 million (0.5%). Midwest's inability to achieve profitable performance led to the Company's decision to terminate operations at the Minneapolis, Kansas-based facility. Higher warranty costs in 1996 compared to 1995 also had a negative effect on gross margin.

     Selling, general, and administrative expenses increased by $5.9 million (50.4%) to $17.6 million in 1996 from $11.7 million in 1995. Selling, general, and administrative costs were 8.7% and 7.9% of sales for 1996 and 1995, respectively. Selling, general, and administrative costs, in percentage terms, increased more than sales in 1996 due to higher legal and accounting costs associated with the Company's transition to public company status, increases in staffing required to handle increased sales volume, the commencement of operations at the Company's newly formed subsidiaries (EDA, CTI, Midwest, and HCO), and the Company's customer service center. Additionally, travel costs were significantly higher in 1996 because employees headquartered in Oregon were dispatched to assist with the start-up of the Midwest facility, and also needed to travel between the newly established subsidiaries in Oregon.

     The Company recorded a pre-tax restructuring expense of $2.4 million in the fourth quarter of 1996 ($1.4 million after tax) related to the planned exit and closure of the operations at Midwest in an effort to reduce excessive costs and eliminate the operating losses associated with Midwest. The major components of the 1996 restructuring charge included the write down of goodwill and organizational costs recorded at the time of the acquisition (approximately $700,000), the reserve for impairment of certain property, plant, and equipment (approximately $930,000), and other incremental costs of closing the facility (approximately $800,000).

     The combined effect of relatively unchanged gross margin, increased selling, general, and administrative expenses, and the Midwest restructuring charge was to decrease operating income by $1.2 million (16.4%) to $6.4 million from $7.6 million in 1995. Operating income was 3.2% of sales in 1996 compared to 5.2% of sales in 1995. If the restructuring charge and operating loss of Midwest during 1996 were eliminated, operating income would have been 5.2% of sales in 1996, the same as in 1995.

     Interest expense decreased 24.7% to $685,000 in 1996 from $910,000 in 1995. The decrease was due to lower borrowings on the Company's revolving line of credit. Positive cash flows created by profits from operations and reductions in inventory levels during the first half of the year were used to reduce revolving indebtedness. The strong sales growth at Beaver and Safari accounted for these operating profits and inventory reductions. Operating losses at Midwest resulted in increased borrowings late in 1996, but this did not completely offset the impact of positive cash flows during the first half of the year.

     The Company's effective tax rate for 1996 was 40.0%, resulting in an income tax provision of $2.4 million, compared to an effective rate of 28.0% and an income tax provision of $1.9 million for 1995. The increase in the effective tax rate from 1996 to 1995 is due to the

Company's termination of its S corporation tax status and commencement of its tax-paying C corporation status effective January 1, 1995. Upon conversion to C corporation status, the Company recorded a transition deferred tax asset of $686,000. This reduced the income tax provision recorded during 1995. If the Company had been a C corporation before 1995, its effective tax rate in 1995 would have been 38.0%, which would have resulted in an income tax provision of $2.6 million and would have been comparable to the effective rate of 40.0% for 1996.

     On a pro forma basis, after adjusting for the 1995 deferred tax asset described above, net income after tax decreased $670,000 (15.8%) to 1996's actual net income of $3.6 million from 1995's pro forma net income of $4.3 million. The decrease was primarily due to the poor operating performance of Midwest. Midwest's operating losses and restructuring charge combined to create an after-tax loss of $2.4 million in 1996. This loss was offset in part by income generated by the increase in sales volume at Beaver and Safari. Excluding the results of the Midwest, net income after taxes would have been $6.0 million, or $1.7 million (40.2%) above 1995's pro forma net income of $4.3 million.

     1995 Compared to 1994

     Sales increased by $23.9 million (19.3%) to $148.2 million for 1995 from $124.2 million for 1994. The increase was the result of increases in sales of Safari coaches of approximately $24.9 million (30.0%), offset by a decrease in the sale of Beaver coaches of approximately $1.8 million (4.3%). Increases in parts and service sales of approximately $800,000 made up the rest of the increase in sales from 1994.

     Safari unit coach sales increased by 178 (19.1%) to 1,109 for 1995 from 931 in 1994. Safari increased its production of coaches by adding a third production line early in 1995 to expand production of the Sahara model. Sales revenue increased at a higher rate than unit volume due to a shift in customer demand to higher priced products. Sales were made to Safari's well established dealer base throughout the United States, as well as to new dealerships added in 1995.

     Beaver unit coach sales increased by 28 (10.5%) to 296 for 1995 from 268 in 1994. Beaver's Monterey model was introduced in June 1995 and was priced significantly lower than other Beaver models in order to expand the brand's offerings to the market. In the process of introducing the new Monterey model, Beaver increased its dealer distribution network by 21 dealers, some of which carry the higher priced Patriot and Marquis. Patriot model sales declined sharply in early 1995, in anticipation of a major redesign of the product for the 1996 model year. Although Patriot sales recovered after the new model introduction in July, sales volume for the full year was lower than in 1994.

     Gross profit margin increased $3.9 million (25.5%) and increased as a percentage of sales to 13.0% from 12.4% in 1994. The improvement in gross margin percentage is affected by Beaver coach sales recorded in 1994 prior to SMC's acquisition of Beaver on June 1, 1994. Prior to the acquisition, SMC managed the operations of Beaver, and under the terms of the management agreement, sales of Beaver coaches were passed through SMC without any profit margin. If the sales of product in 1994 prior to the acquisition were eliminated, the gross profit margin for 1994 would have been 14.3%. Adjusted gross margin declined by 1.3% primarily as the result of two factors. $800,000 or .6% impact on gross profit was caused by heavier than normal model year end discounting in the second quarter of 1995. The Company increased discounts due to strong competition from other manufacturers, and market anticipation of significant changes to both Safari and Beaver model lines prior to the new model year in July 1995. Changes in model design related to the engine systems installed on both Safari and Beaver models exceeded original cost estimates by approximately $900,000 or .6% reduction in gross profit. The transition to the new engine system is complete, and all of the new product development and implementation costs were reflected in the year ended December 31, 1995.

     Selling, general and administrative expenses increased by $3.3 million (38.8%) to $11.7 million in 1995 from $8.4 million in 1994. As a percentage of sales, selling, general and administrative costs were 7.9%, and 6.8% of sales for 1995 and 1994, respectively. The percentage increase in costs is largely the result of the pass-through sales of Beaver in 1994 previously noted. After eliminating the effect of the pass-through sales, adjusted selling, general, and administrative expenses increased .1% to 7.9% of sales in 1995, compared to 7.8% in 1994.

     Operating income rose 9.4% to $7.6 million in 1995 from $7.0 million in 1994, primarily due to increased sales volume. Proportionately, the percentage increase in operating income was not as large as the percentage increase in sales revenue because of the factors affecting gross margin described above.

     Interest expense increased 119% to $910,000 in 1995 from $415,000 in 1994 due to increased borrowings related to the Beaver acquisition which were made on or subsequent to June 1, 1994 and were fully outstanding during 1995 while only outstanding for part of 1994. Increased sales volume also required more use of working capital lines of credit in 1995.

     Other income was $136,000 for 1995, compared to $217,000 in 1994. The difference was due primarily to $121,000 in fee revenue recorded in 1994 pursuant to management fees earned while the Company managed the operations of Beaver prior to the June 1, 1994 acquisition.

     The Company terminated its S corporation tax status effective January 1, 1995 and became a tax-paying C corporation as of that date. The Company's effective tax rate in 1995 was 28.0%, resulting in an income tax provision of $1.9 million. If the Company had been an ongoing C corporation, its pro forma effective tax rate in 1995 would have been 38.0%, and the income tax provision would have been $2.6 million. For 1994, if the Company had been a C corporation, its effective tax rate would have been 38.6%, and the income tax provision would have been $2.6 million. The conversion from S corporation to C corporation tax status on January 1, 1995 resulted in the recording of a transition deferred tax asset of $686,000, in accordance with SFAS No. 109, "Accounting for Income Taxes."

     On a pro forma basis, after adjusting for the 1995 transition deferred tax asset previously noted, net income was $4.3 million, an increase of $100,000 (2.3%) over 1994's pro forma results. 1995 pro forma earnings per share decreased to $.64 per share on 6.6 million shares outstanding, compared to 1994 pro forma earnings per share of $.72 on 5.8 million shares outstanding.

Income Taxes

     Prior to January 1, 1995, the Company was an S corporation not subject to federal and state income taxes. In anticipation of its initial public offering, the Company terminated its S corporation status and the Company paid taxes as a C corporation in 1995. Pro forma net income reflects federal and state income taxes as if the Company had been a C corporation, based on the rates that would have been in effect during the periods reported.

Inflation

     The Company does not believe inflation has had a material impact on its results of operations for the periods presented.

Factors Affecting Future Operating Results

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future. Short-term fluctuations in operating results may be caused by a variety of factors, including the relatively high unit cost of the Company's motor coaches, the timing of orders from dealers, dealer cancellations of orders, the repurchase of coaches from dealers, new product introductions, production delays and the timing of trade shows and rallies. Because the Company's gross profit is generally greater with respect to its more expensive coaches, changes in the product mix of coaches sold can affect the Company's operating results. Over longer periods, the cyclical nature of the recreational vehicle industry, changes in interest rates and changes in the level of discretionary consumer spending may also adversely affect the Company's results of operations. The impact of these and other factors on the Company's sales and operating results in any future period cannot be predicted with certainty, and the results for any prior period may not be indicative of results for any future period.

     The Company believes that the high-line motor coach market is much less volatile than the RV industry as a whole, and believes buyers purchasing high-line products are making lifestyle decisions largely independent of factors such as the state of the economy or interest rates. High-line coach sales have increased every year since 1989, while the sale of all Class A motor coaches have seen both increases and decreases during this period.

Liquidity and Capital Resources

     During 1996 SMC generated $4.6 million in cashflows from operations, while its net working capital decreased from $7.9 million at December 31, 1995 to $5.5 million at December 31, 1996 (including cash and cash equivalents of $316,000).

     The Company made capital expenditures of $11.1 million during 1996. Approximately $3.8 million of the expenditures related to the purchase of an aircraft. The Company's previous aircraft was sold. Additionally, approximately $1.0 million was invested to automate and computerize the cabinet shop at the Safari location, and approximately $1.0 was invested to upgrade production operation at the Beaver facility. The Company invested $3.4 million to start up the Company's HCO and CTI facilities in Hines, Oregon, including purchases of building and equipment. The Company acquired the assets of Honorbuilt for $1.4 million and made subsequent capital expenditures at the Midwest facility of approximately $1.2 million. The remaining expenditures were made on various capital projects to maintain the Company's growth and production needs. The Company anticipates that its aggregate capital expenditures for 1997 will approximate $3.0 million.

     The Company has lines of credit of $10.0 million, with $4.2 million available at December 31, 1996, plus an additional $5.1 million equipment financing line of credit, of which $3.1 million is available at December 31, 1996. Amounts outstanding under these lines of credit bear interest at annual rates ranging from prime to prime plus 1/4% (8.25% to 8.50% at December 31, 1996) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants which provide that the Company receive consent from the lender to declare or pay dividends in cash, stock or other property. The covenants also include restrictions relating to (1) mergers, consolidations and sale of assets,
(2) guarantees by the Company of debts or obligations of other persons or entities, and (3) acquisition of the Company's own stock. The Plan of Reorganization pursuant to which the Company completed the acquisition of Beaver also prohibits the Company from paying dividends if Beaver defaults on payment obligations under the Plan. The Company was not in compliance with all covenants and agreements at December 31, 1996, but had received waivers for the conditions of noncompliance, which expire March 31, 1997. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of December 31, 1996, the Company estimates its total contingent liability under repurchase obligations was approximately $82.2 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company. See "Business -- Sales and Marketing" and Note 11 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are included on pages F-1 to F-22 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders (the "1997 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

ITEM 11.   EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included under "Executive Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

      (a)(1)Financial Statements                            Page in this Report
                                                            -------------------

            Report of Independent Accountants                             F-1

            Consolidated Balance Sheet at December 31, 1995
            and 1996                                                      F-2

            Consolidated Statement of Income for the Years
            Ended December 31, 1994, 1995 and 1996                        F-3

            Consolidated Statement of Changes in Shareholders'
            Equity for the Years Ended December 31, 1994,
            1995 and 1996                                                 F-4

            Consolidated Statement of Cash Flows for the Years
            Ended December 31, 1994, 1995 and 1996                        F-5

            Notes to Consolidated Financial Statements                    F-6

      (a)(2)Financial Statement Schedules - None

      (a)(3)Exhibits

            2.1 Order Confirming Second Modified Plan of Reorganization of Beaver Coaches, Inc. (April 4, 1994) as amended (the "Plan"), filed May 20, 1994, and Plan; incorporated by reference to
                  Exhibit 2.1 to the Registrant's Registration
                  Statement on Form S-1, Registration No.
                  33-85780 (the "1995 S-1")

            3.1   Restated Articles of Incorporation;
                  incorporated by reference to Exhibit 3.1 to the 1995 S-1

            3.2   Restated Bylaws; incorporated by reference to
                  Exhibit 3.2 to the Registrant's Annual Report
                  on Form 10-K for the year ended December 31,
                  1994

            4.1   See Articles II and V of Exhibit 3.1 and
                  Articles I and VI of Exhibit 3.2

            *10.1 1994 Stock Incentive Plan, as amended;
                  incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

            10.2 Stock Purchase Agreement dated March 28, 1988 among Curtis Lawler and Sandra Lawler, Mathew
                  M. Perlot and the Registrant; incorporated by reference to Exhibit 10.2 to the 1995 S-1

            10.3  Stock Purchase Agreement dated November 30,
                  1990 among L. Michael Cary, Mathew M. Perlot and the Registrant; incorporated by reference to Exhibit 10.3 to the 1995 S-1

            10.4  Revised form of Representatives' Warrant
                  Agreement, including form of warrant;
                  incorporated by reference to Exhibit 10.5 to the 1995 S-1

            10.5 Manufacturer Agreement dated June 24, 1987 between General Electric Credit Corporation and the Registrant; incorporated by reference to
                  Exhibit 10.7 to the 1995 S-1

            +10.6 Manufacturer's Financing Agreement dated April
                  30, 1991 between John Deere Company and the
                  Registrant, and addenda thereto; incorporated by reference to Exhibit 10.8 to the 1995 S-1

            10.7 Repurchase Agreement dated November 30, 1993 between the Registrant and General Motors Acceptance Corporation; incorporated by reference to Exhibit 10.9 to the 1995 S-1

            +10.8 Floorplan Agreement dated April 14, 1994
                  between ITT Commercial Finance Corp. and the
                  Registrant, and amendment and amendment letters thereto; incorporated by reference to Exhibit
                  10.10 to the 1995 S-1

            10.9 Lease Assignment and Assumption Agreement dated June 1994 between Beaver Coaches, Inc. and Beaver Motor Coaches, L.L.C., with Lease dated May 15, 1989 by and between Frank Storch and James Hogue, dba S&H Associates, and Beaver Coaches, Inc., and amendments thereto; incorporated by reference to Exhibit 10.11 to the 1995 S-1

            21.1  Subsidiaries of the Registrant

            27.1  Financial Data Schedule

----------------

     * This exhibit constitutes a management contract or compensatory plan or arrangement.

     + Confidential treatment has been granted by the Commission for certain portions of this agreement.

     (b)  Reports on Form 8-K.

          No report on Form 8-K was filed by the Company in the last quarter of 1996

                        Report of Independent Accountants


To the Board of Directors and Shareholders of SMC Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of SMC Corporation and its subsidiaries at December 31, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP


Portland, Oregon
February 5, 1997

SMC Corporation
Consolidated Balance Sheet
(in thousands)
---------------------------------------------------------------------------------------------------

                                                                                December 31,
                                                                             1995           1996
                                                                          -----------   -----------
Assets
Current assets:
   Cash and cash equivalents                                              $        69   $       316
   Accounts receivable, net (Note 4)                                            8,565        12,859
   Inventories (Notes 2 and 4)                                                 16,311        23,633
   Prepaid expenses and other                                                     412           574
   Deferred tax asset (Note 6)                                                    752         2,358
                                                                          -----------   -----------

     Total current assets                                                      26,109        39,740

Property, plant and equipment, net (Notes 3, 4, and 5)                         12,061        19,584
Intangible assets, net (Notes 1, 9 and 10)                                      2,328         2,154
Deferred tax asset (Note 6)                                                         -           343
Other assets                                                                      700            99
                                                                          -----------   -----------
     Total assets                                                         $    41,198   $    61,920
                                                                          ===========   ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Notes payable (Note 4)                                                 $     1,671   $     5,798
   Current portion of long-term debt (Note 5)                                   1,401         1,752
   Accounts payable                                                            11,053        17,251
   Income taxes payable (Note 6)                                                    -         1,365
   Royalties payable (Note 9)                                                     542           652
   Product warranty liabilities                                                 1,165         2,808
   Current portion of capital lease obligation (Note 8)                             -            16
   Accrued liabilities                                                          2,422         4,095
   Accrued restructuring costs (Note 10)                                            -           488
                                                                          -----------   -----------

     Total current liabilities                                                 18,254        34,225

Long-term debt, net of current portion (Note 5)                                 4,676         6,626
Capital lease obligation, less current portion (Note 8)                             -            75
Noncurrent royalties (Note 9)                                                     480             -
Deferred income taxes (Note 6)                                                    377             -
                                                                          -----------   -----------

     Total liabilities                                                         23,787        40,926
                                                                          -----------   -----------

Commitments and contingencies (Notes 8, 9 and 10)
Shareholders' equity:
   Preferred stock, 5,000 shares authorized, none issued or outstanding             -             -
   Common stock, 30,000 shares authorized, 6,563 shares
     issued and outstanding (Notes 12 and 13)                                  10,914        10,914
   Additional paid-in capital (Note 13)                                         1,556         1,556
   Retained earnings (Note 13)                                                  4,941         8,524
                                                                          -----------   -----------

   Total shareholders' equity                                                  17,411        20,994
                                                                          -----------   -----------

   Total liabilities and shareholders' equity                             $    41,198   $    61,920
                                                                          ===========   ===========

    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------

                                                                       Year ended December 31,
                                                                     1994             1995            1996
                                                              -----------      -----------     -----------
Sales                                                         $   124,247      $   148,189     $   200,835

Cost of sales                                                     108,833          128,846         174,457
                                                              -----------      -----------     -----------

    Gross profit                                                   15,414           19,343          26,378

Selling, general and administrative expenses                        8,429           11,702          17,601
Restructuring expense (Note 10)                                         -                -           2,392
                                                              -----------      -----------     -----------

Income from operations                                              6,985            7,641           6,385

Interest expense                                                      415              910             685
Other income                                                         (217)            (136)           (267)
                                                              -----------      -----------     -----------

Income before minority interest                                     6,787            6,867           5,967

Minority interest in earnings of consolidated subsidiary               14                -               -
                                                              -----------      -----------     -----------

Income before provision for taxes                                   6,773            6,867           5,967

Provision for income taxes (Note 6)                                     -            1,926           2,384
                                                              -----------      -----------     -----------

Net income                                                    $     6,773      $     4,941           3,583
                                                              ===========      ===========     ===========

Net income per share                                          $      1.18      $       .74     $       .54
                                                              ===========      ===========     ===========

Weighted average number of shares                                   5,763            6,647           6,661
                                                              ===========      ===========     ===========


Unaudited pro forma data (Notes 1 and 6):
Income before provision for income taxes                      $     6,773      $     6,867             N/A
Pro forma provision for income taxes                                2,614            2,612             N/A
                                                              -----------      -----------     -----------

Pro forma net income                                          $     4,159      $     4,255             N/A
                                                              ===========      ===========     ===========

Pro forma net income per share                                $       .72      $       .64             N/A
                                                              ===========      ===========     ===========

Weighted average number of shares                                   5,763            6,647             N/A
                                                              ===========      ===========     ===========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity
(in thousands)
--------------------------------------------------------------------------------------------------------

                                                              Notes
                                      Common stock       receivable   Additional
                                  --------------------         from      paid-in   Retained
                                    Shares      Amount  shareholder      capital   earnings        Total
                                  --------    --------    ---------    ---------   --------     --------
Balance, December 31, 1993           5,000    $    707    $     (77)   $       -   $  3,648     $  4,278

Distributions to shareholders            -           -            -            -     (8,865)      (8,865)

Payments received on notes
  receivable from shareholder            -           -           77            -          -           77

Net income                               -           -            -            -      6,773        6,773
                                  --------    --------    ---------    ---------   --------     --------

Balance, December 31, 1994           5,000         707            -            -      1,556        2,263

Common stock issued in public
  offering                           1,553      12,032            -            -          -       12,032

Common stock issued upon
  exercise of options                   10          82            -            -          -           82

Equity issuance costs related to
  public offering                        -      (1,907)           -            -          -       (1,907)

Reclassification of retained
  earnings to additional paid-in
  capital (Note 13)                      -           -            -        1,556     (1,556)           -


Net income                               -           -            -            -      4,941        4,941
                                  --------    --------    ---------    ---------   --------     --------


Balance, December 31, 1995           6,563      10,914            -        1,556      4,941       17,411

Net income                               -           -            -            -      3,583        3,583
                                  --------    --------    ---------    ---------   --------     --------

Balance, December 31, 1996           6,563    $ 10,914    $       -    $   1,556   $  8,524     $ 20,994
                                  ========    ========    =========    =========   ========     ========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
--------------------------------------------------------------------------------------------------

                                                                      Year ended December 31,
                                                                    1994         1995          1996
                                                             -----------  -----------   -----------
Cash flows from operating activities:
   Net income                                                $     6,773  $     4,941   $     3,583
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Noncash restructuring charges                                    -            -         2,392
      Depreciation and amortization                                  719        1,202         1,838
      Deferred taxes                                                   -         (375)       (2,326)
      Other                                                           14            -
      Gain on asset dispositions                                       -            -          (183)
      Changes in certain assets and liabilities
        (excluding impact of acquisition of a
         business and noncash restructuring charges):
           Accounts receivable                                    (1,630)      (1,918)       (4,294)
           Inventories                                            (2,509)      (3,305)       (7,270)
           Prepaid expenses and other                                 39         (152)         (162)
           Other assets                                                -         (331)          547
           Accounts payable                                        5,057       (1,137)        6,198
           Income taxes payable                                        -            -         1,365
           Accrued liabilities and other obligations                 503          217         2,946
                                                             -----------  -----------   -----------

Net cash provided by (used in) operating activities                8,966         (858)        4,634
                                                             -----------  -----------   -----------

Cash flows from investing activities:
   Acquisition of a business, net of cash acquired
      (Notes 9 and 10)                                            (7,428)           -        (1,420)
   Capital expenditures                                           (2,782)      (4,171)      (11,059)
   Proceeds from disposal of equipment                               225            -         1,669
                                                             -----------  -----------   -----------

Net cash used in investing activities                             (9,985)      (4,171)      (10,810)
                                                             -----------  -----------   -----------

Cash flows from financing activities:
   Net borrowings on notes payable                                 1,660       (1,003)        4,127
   Proceeds from long-term debt                                    4,790        2,250         4,330
   Repayments of long-term debt                                   (1,186)      (2,025)       (2,029)
   Principal payments on capital lease obligation                      -            -            (5)
   Payments of notes payable to shareholders (Note 13)                 -       (5,133)            -
   Distributions to shareholders                                  (3,732)           -             -
   Sale of minority interest                                          20            -             -
   Payments received on notes receivable
     from shareholders                                                77            -             -
   Proceeds from issuance of common stock                              -       12,114             -
   Public offering costs incurred                                   (622)      (1,285)            -
                                                             -----------  -----------   -----------

Net cash provided by financing activities                          1,007        4,918         6,423
                                                             -----------  -----------   -----------


Net (decrease) increase in cash and cash equivalents                 (12)        (111)          247
Cash and cash equivalents, beginning of period                       192          180            69
                                                             -----------  -----------   -----------


Cash and cash equivalents, end of period                     $       180  $        69   $       316
                                                             ===========  ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest, net of amount capitalized of $91,000 and
         $94,000 in 1995 and 1996, respectively              $       410  $       906   $       626
      Income taxes                                           $         -  $     2,524   $     3,011

    The accompanying notes are an integral part of this financial statement.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Nature of Business and Summary of Significant Accounting Policies

     Nature of business
     SMC Corporation (the "Company"), an Oregon corporation, and its wholly owned subsidiaries design, manufacture, and market Class A and Class C motor coaches sold primarily to dealers which are independent of the Company and its subsidiaries throughout the United States and Canada.

     Basis of consolidation
     The accompanying consolidated financial statements include the accounts of SMC Corporation and the following seven wholly owned subsidiaries which operate under the control of SMC Corporation: Safari Motor Coaches, Inc. ("Safari"), Beaver Motor Coaches, Inc. ("Beaver"), Magnum Manufacturing, Inc. ("Magnum"), Electronic Design and Assembly, Inc. ("ED&A"), Composite Technologies, Inc. ("CTI"), SMC Midwest, Inc. ("Midwest"), and Harney County Operations, Inc. ("HCO"). Safari and Beaver purchase motor coach chassis and other components used in the manufacture of finished motor coaches from the other subsidiaries, excluding Midwest and HCO which are new subsidiaries formed in 1996 engaged in the manufacture of Class C motor coaches. All significant intercompany transactions have been eliminated for purposes of presentation of the consolidated financial statements of SMC Corporation.

     Reporting periods
     The Company reports its annual results of operations on the basis of 52-week periods ending December 31 and its quarterly results of operations on the basis of 13-week periods ending on the Saturday nearest the calendar month end. For presentation purposes, the Company has indicated its quarters as ending March 31, June 30, and September 30.

     Cash and cash equivalents
     Cash consists of demand deposits with financial institutions. The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated balance sheet and consolidated statement of cash flows. Noncash transactions have been excluded from the consolidated statement of cash flows (see Note 9).

     Accounts receivable
     Accounts receivable are net of an allowance for doubtful accounts of $28,000 and $98,000 at December 31, 1995 and 1996, respectively.

     Inventories
     Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method for raw materials, work-in-progress and finished goods and by the specific cost method for chassis. Cost includes the purchase price of raw materials, direct labor and an allocation of overhead costs. Raw materials inventory consists of component parts and motor coach chassis. Chassis manufacturers provide terms calling for payment generally upon completion of the motor coach.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Nature of Business and Summary of Significant Accounting Policies
     (Continued)

     Property, plant and equipment
     Property, plant and equipment are stated at cost. Additions, renewals and betterments are capitalized. Expenditures for maintenance, repairs, and minor renewals and betterments are charged to expense. Gains or losses realized from sales or retirements are reflected in earnings and totaled $183,000 during the year ended December 31, 1996 and were not significant for the two years ended December 31, 1995. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of 15 years for land improvements, 20 to 30 years for buildings and improvements, and 5 to 12 years for machinery and equipment.

     Intangible assets
     Costs in excess of the fair value of the assets of Beaver acquired in 1994 and the assets of Midwest acquired in 1996 consist primarily of product trade names, which are being amortized using the straight-line method over 15 years (see Notes 9 and 10). Amortization expense for the years ended December 31, 1994, 1995 and 1996 was $93,000, $181,000 and $189,000,
     respectively. At the end of each quarter, the Company reviews the recoverability of its intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the intangible assets. If the aggregate future cash flows are less than the carrying value, a write-down would be required, measured by the difference between the discounted future cash flows and the carrying value of the intangible assets.

     Financial instruments
     The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. Cash and cash equivalents, and notes payable to banks approximate fair value as reported in the consolidated balance sheet. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt at December 31, 1995 and 1996 approximates the carrying value. The Company records all other financial instruments, including accounts receivable and accounts payable, at cost, which approximates market value.

     Common stock split and change in authorized shares
     Effective October 24, 1994, the Company amended its articles of incorporation to effect a 5,000- for-one split of its Common Stock, to increase the authorized number of shares of Common Stock to 30,000,000 and to authorize the issuance of up to 5,000,000 shares of Preferred Stock, the terms of which may be fixed by the Company's Board of Directors without further shareholder approval. This recapitalization of the Company has been given retroactive effect in the accompanying financial statements.

     Revenue recognition and accounts receivable
     The Company recognizes revenue from the sale of motor coaches when title and risk of ownership are transferred to the dealer, which generally is upon shipment or dealer pick-up. Motor coaches are shipped to dealers only upon verification of dealer financing from the finance company providing the motor coach financing. Finance companies remit funds directly to the Company upon receipt of the manufacturer's certificate of origin, generally within 10 days after shipment. A dealer may be invoiced for and receive title to motor coaches prior to taking physical possession when the dealer has made a fixed, written commitment to purchase, the motor coaches have been completed and are available for pick-up or delivery, and the dealer has requested the Company to hold the motor coaches until the dealer determines the most

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Nature of Business and Summary of Significant Accounting Policies
     (Continued)

     Revenue recognition and accounts receivable (Continued) economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the motor coaches, invoice them under normal billing and credit terms and hold them for a short period of time as is customary in the industry, generally less than two weeks, until pick-up or delivery. Motor coaches are built to dealer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

     Sales and the percentage of total sales made to dealers representing more than 10% of consolidated sales in any of the following periods were as follows (dollar amounts in thousands):

                                                      Year ended December 31,
                                                  1994               1995                1996
                                         -------------      -------------      --------------
      Dealer 1                           $22,665   18%      $ 23,131  16%      $  23,314  12%
      Dealer 2 (See Note 16)             $23,138   19%      $ 17,732  12%      $  20,777  10%

     Certain risks, uncertainties and concentration of credit risk
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Company has a concentration of credit risk in the recreational vehicle industry, and specifically related to amounts outstanding at any point in time in accounts receivable and/or under repurchase agreements (see Note
     11) with any specific dealership to which it has sold motor coaches. The Company requires no collateral from its dealers upon sale of a motor coach, and most dealer financing arrangements provide for repurchase agreements which require the Company to repurchase previously sold motor coaches in the event of the dealer's default on its financing arrangement.

     Product warranty
     The Company provides a one-year warranty against defects in material and workmanship to dealers and purchasers of motor coaches and a similar three-year warranty for chassis manufactured by the Company. Certain components used in the manufacture of the Company's motor coaches carry warranties of other manufacturers. Estimated warranty costs are reserved at the time of sale of the warranted products.

     Income taxes
     Effective January 1, 1995, the Company adopted the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No.
     109). Under the liability method, deferred taxes are determined based upon the difference between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense represents the change in the deferred tax asset/liability balance. A valuation allowance is established for deferred taxes if their realization is not likely.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Nature of Business and Summary of Significant Accounting Policies
     (Continued)

     Income taxes (Continued)
     Prior to January 1, 1995, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions and analogous provisions of certain state laws, the Company did not pay federal or state corporate taxes on taxable income. Instead, the shareholders were liable for federal and state income taxes for their respective shares of the Company's taxable income. Accordingly, no accrual or provision for income taxes was made in the Company's financial statements for the year ended December 31, 1994. For comparative purposes, a pro forma provision for income taxes (unaudited) that would have been recorded if the Company had been operating as a C corporation for all periods presented is provided. A pro forma tax provision is also presented for the year ended December 31, 1995 due to the impact of the recognition of a cumulative net deferred tax asset of $686,000 associated with the change from S corporation status to C corporation status as of January 1, 1995 (Note 6).

     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

     Net income per share
     For the year ended December 31, 1996, net income per share is computed using the actual weighted average number of shares outstanding during the year. For the year ended December 31, 1995, net income per share is computed using the weighted average number of shares of common stock actually outstanding after the Company's initial public offering, which took place on January 20, 1995, and the number of shares used in the calculation for 1994 (5,763,000) for the period of time in 1995 prior to the initial public offering. In addition, the dilutive effect of outstanding stock options and warrants (see Notes 12 and 13) is considered in the computation for both 1996 and 1995. Fully diluted EPS is not presented as its effect was less than 3% of primary earnings per share.

     For the year ended December 31, 1994, net income per share is computed using the weighted average number of shares of common stock outstanding during the period adjusted to include the estimated number of shares, 763,000, required to be sold by the Company in its initial public offering (see Note 13) in order to make its final S corporation distributions to the Company's pre-public offering shareholders for the year ended December 31, 1994 in the amount of $5.1 million.

     Pro forma net income per share (unaudited)
     An unaudited pro forma net income per share is presented in order to show what earnings per share would have been had the Company elected to be treated as a C corporation for all periods presented. Pro forma net income per share is computed using the same number of shares as used in the calculation of the actual net income per share.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


2.   Inventories

     Inventories by major classification are as follows (in thousands):

                                                         December 31,
                                                         1995          1996
                                                  -----------   -----------
       Raw materials                              $     8,961   $    11,560
       Work-in-progress                                 5,097         7,285
       Finished goods                                   2,253         4,788
                                                  -----------   -----------

       Total                                      $    16,311        23,633
                                                  ===========   ===========


3.   Property, Plant and Equipment

     The components of property, plant and equipment are as follows (in thousands):

                                                         December 31,
                                                         1995          1996
                                                  -----------   -----------

       Land and improvements                      $     1,046   $     1,143
       Buildings and improvements                       7,051         8,663
       Machinery and equipment                          5,699         9,563
       Construction in progress                           720         3,711
                                                  -----------   -----------
                                                       14,516        23,080

       Less accumulated depreciation                   (2,455)       (3,496)
                                                  -----------   -----------
       Property, plant and equipment, net         $    12,061   $    19,584
                                                  ===========   ===========


4.   Notes Payable

     Safari has a $6.0 million revolving line of credit and Beaver has a $4.0 million revolving line of credit (collectively, the "lines of credit") with the same bank. The available borrowings under the lines of credit are limited to 80% of eligible accounts receivable plus 50% of inventory, on an individual company basis. At December 31, 1996, $3.5 million was outstanding on Safari's line of credit with interest at the bank's prime rate (8.25%), and $2.5 million was available to be borrowed. At December 31, 1996, $2.3 million was outstanding on the Beaver line of credit with interest at the bank's prime rate (8.25%), and $1.7 million was available to be borrowed. Outstanding borrowings under the lines of credit are due on demand. The lines of credit are secured by accounts receivable, inventory (excluding chassis inventory purchased from third parties), and equipment at Safari and Beaver.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


4.   Notes Payable (Continued)

     Further, the lines of credit are cross-collateralized between the companies. The terms of the respective credit agreements require compliance with certain financial covenants, including working capital requirements.

     Safari, Beaver and CTI have entered into three similar credit agreements which enable borrowings of up to $5.1 million for equipment purchases, as needed. $2.0 million has been borrowed under these credit agreements at December 31, 1996, and these amounts have been converted to term debt and are included in the amounts shown in Note 5. A remaining available balance of $3.1 million is outstanding at December 31, 1996 to finance future equipment requirements.

     As of December 31, 1996, the Company was in noncompliance with certain of its financial covenants associated with its line of credit facilities and other bank loans with its primary lending institution. Waivers of the conditions of noncompliance were granted by the lending institution covering the period through March 31, 1997.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


5.   Long-Term Debt
     Long-term debt consists of the following:

                                                                                         December 31,
                                                                                         1995          1996
                                                                                  -----------   -----------
                                                                                         (in thousands)
       Bank loan secured by equipment with monthly payments of $35,000 plus interest at LIBOR plus 1.5%, or 6.88% at
         December 31, 1996, with the balance due October 12, 2003                 $         -   $     2,885
       Bank loan secured by a first trust deed on the Magnum
         manufacturing facility, with monthly payments of $9,000 plus
         interest at 8.22%, with the balance due November 30, 2005                      1,641         1,540
       Bank equipment loans secured by capital acquisitions
         financed, with monthly payments of $24,000 plus interest
         at the bank's prime rate plus .25%, or 8.5% at
         December 31, 1996, with the balance due October 12, 2001                           -         1,386
       Bank loan secured by a first trust deed on the Safari manu-
         facturing facility, with monthly payments of $31,000 plus interest at the bank's prime rate plus .75%, or 9.0% at
         December 31, 1996, with the balance due October 18, 1999                       1,411         1,043
       Bank loan secured by equipment, with monthly payments of
         $18,000 plus interest at the bank's prime rate plus .75%,
         repaid December 11, 1996                                                         788             -
       Bank loan secured by a first trust deed on the Beaver manu-
         facturing facility, with monthly payments of $13,000 plus interest at the bank's prime rate plus .75%, or 9.0% at
         December 31, 1996, with the balance due October 18, 1999                         588           438
       Bank equipment loan secured by capital acquisitions financed, with monthly payments of $10,000 plus interest at the bank's prime rate plus 1%, or 9.25% at December 31, 1996, with the
         balance due June 1, 1999                                                         420           300
       Bank equipment loan secured by capital acquisitions financed, with monthly payments of $8,000 including interest at the bank's prime rate plus .25%, or 8.5% at December 31, 1996, with the
         balance due June 22, 2000                                                        367           296
       Bank equipment loan secured by capital acquisitions financed, with monthly payments of $8,000 plus interest at the bank's prime rate plus
         1%, or 9.25% at December 31, 1996, with the
         balance due June 1, 1999                                                         350           250
       Notes payable to a financing company, with monthly payments
         of $21,000 including interest at 9%, due May 1, 1997                             328            92
       Bank equipment loan secured by capital acquisitions financed, with monthly payments of $4,000 including interest at the bank's prime rate plus .25%, or 8.5% at December 31, 1996, with the
         balance due June 22, 2000                                                        184           148
                                                                                  -----------   -----------

                                                                                        6,077         8,378
       Less portion due within one year                                                (1,401)       (1,752)
                                                                                  -----------   -----------

       Long-term debt less current portion                                        $     4,676   $     6,626
                                                                                  ===========   ===========

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


5.   Long-Term Debt (Continued)

     In connection with the acquisition of the operating assets of BCI (see Note
     9), the Company assumed certain notes payable to a financing company, which notes BCI had assumed as guarantor upon default of the original borrower.

     The aggregate maturities of long-term debt for the next five years and thereafter as of December 31, 1996 are $1,752,000, $1,675,000, $1,503,000,
     $869,000, $799,000 and $1,780,000, respectively.

     Certain of the borrowings are subject to restrictive covenants, including working capital requirements, with which the Company is not in compliance at December 31, 1996. As explained in Note 4, the Company has received a waiver for the conditions of noncompliance from its primary lending institution covering the period through March 31, 1997. Other terms of the borrowings require the lending bank's written consent prior to the issuance of any dividends.

6.   Provision for Income Taxes

     In connection with the Company's completion of the offering of its common stock (see Note 13), its S corporation status was terminated effective January 1, 1995. Accordingly, the consolidated income statement includes a pro forma adjustment for income taxes which would have been recorded if the Company had been a C corporation, based on tax rates in effect during all periods presented, as calculated under SFAS No. 109.

     The unaudited pro forma provisions for income taxes are as follows (in thousands):

                                           Year ended December 31,
                                               1994           1995
                                         ----------    -----------
      Current:
         Federal                         $    2,420    $     1,905
         State                                  504            396
                                         ----------    -----------

                                              2,924          2,301
                                         ----------    -----------

      Deferred:
         Federal                               (276)           280
         State                                  (34)            31
                                         ----------    -----------

                                               (310)           311
                                         ----------    -----------


                                         $    2,614    $     2,612
                                         ==========    ===========

     A pro forma provision is presented only for 1994 and 1995 because 1996 was not affected by the Company's transition from S corporation to C corporation status.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


6.   Provision for Income Taxes (Continued)

     The audited actual provision for income taxes for the years ended December 31, 1995 and 1996 are as follows (in thousands):

                                                                    Year ended December 31,
                                                                          1995          1996
                                                                   -----------   -----------
       Current:
         Federal                                                   $     1,905   $     3,897
         State                                                             396           813
                                                                   -----------   -----------
                                                                         2,301         4,710
                                                                   -----------   -----------
       Deferred:
         Federal                                                           280        (1,925)
         State                                                              31          (401)
                                                                   -----------   -----------
                                                                           311        (2,326)
                                                                   -----------   -----------

       Provision before cumulative deferred tax asset                    2,612         2,384
       Cumulative deferred tax asset                                      (686)           --
                                                                   -----------   -----------

                                                                   $     1,926   $     2,384
                                                                   ===========   ===========

     The provision for income taxes for the year ended December 31, 1995 is offset by recognition of a cumulative net deferred tax asset of $686,000 associated with the termination of the Company's S corporation status on January 1, 1995 in accordance with SFAS 109.

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                          December 31,
                                                                          1995          1996
                                                                   -----------   -----------
       Current:
         Vacation reserve                                          $       143   $       250
         Accrued workers' compensation claim liabilities                   151            76
         Warranty reserves                                                 447         1,077
         Restructuring reserve (Note 10)                                    --           187
         Inventory reserves                                                 --            26
         Other liabilities                                                  --           598
         Other reserves (Note 10)                                           --           106
         Allowance for doubtful accounts                                    11            38
                                                                   -----------   -----------

                                                                   $       752   $     2,358
                                                                   ===========   ===========
       Noncurrent:
         Tax depreciation in excess of book depreciation           $      (377)  $      (282)
         Other reserves (Note 10)                                           --           625
                                                                   -----------   -----------

                                                                   $      (377)  $       343
                                                                   ===========   ===========

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


6.   Provision for Income Taxes (Continued)

     The effective tax rate would differ from the U.S. statutory federal tax rate due to the following:

                                              Pro forma unaudited         Actual year ended
                                           year ended December 31,              December 31,
                                                1994         1995         1995         1996
                                         -----------  -----------  -----------  -----------
      Statutory federal tax rate               34.0%        34.0%        34.0%        34.0%
      State taxes, net of federal benefit       4.4          4.4          4.4          4.4
      Nondeductible expenses                     --           --           --          1.6
      Other, net                                 .2          (.4)         (.4)          --
      Effect of change in tax status             --           --        (10.0)          --
                                         -----------  -----------  -----------  -----------

                                               38.6%        38.0%        28.0%        40.0%
                                         ===========  ===========  ===========  ===========


7.   Related Parties

     During 1991, the Company opened a retail sales lot in Southern California. Effective December 1, 1992, the motor coach inventory of the retail sales lot was sold to Motor Home Safari, Inc. ("Motor Home"), a corporation owned by two shareholders of the Company. Effective March 1, 1995, Motor Home was sold to an unrelated third party. The Company's principal shareholder provides financing to Motor Home for its purchase of motor coach inventory from Safari.

     Sales to Motor Home for the years ended December 31, 1994, 1995 and 1996 were $4.1 million, $8.5 million, and $7.8 million, respectively. Sales are made at the manufacturer's suggested list price offered to third parties. The Company had accounts receivable due from Motor Home of $752,000 and $350,000 at December 31, 1995 and 1996, respectively, related to the sale of motor coaches.

8.   Leases

     The Company is obligated under a capital lease for computer software that expires in September of 2001. At December 31, 1996, the gross amount of equipment and related accumulated amortization recorded under capital leases was $95,000 and $5,000, respectively.

     The Company also has noncancelable operating leases, primarily for facilities space, telecommunications, transportation equipment, and computer software and hardware, which expire over the next five years and thereafter. Rental expense under operating leases was, $148,000, $270,000, and $511,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


8.   Leases (Continued)

     Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1996 are:

         Year ending December 31:             Capital Lease       Operating Leases
         ------------------------             -------------       ----------------
         1997                                     $  23,000             $   672,000
         1998                                        23,000                 642,000
         1999                                        23,000                 612,000
         2000                                        23,000                 586,000
         2001                                        18,000                 405,000
         Thereafter                                      --               3,415,000
                                              -------------             -----------

         Total minimum lease payments               110,000             $ 6,332,000

         Less amount representing interest
            (at 8.52%)                               19,000
                                              -------------
         Minimum Lease payments,
            excluding interest                       91,000

         Current installments of obligation
            under capital lease                      16,000
                                              -------------

         Obligation under capital lease
            excluding current installments        $  75,000
                                              =============


9.   Acquisition of the Assets of Beaver Coaches, Inc.

     Effective June 1, 1994, the Company acquired all of the operating assets of Beaver Coaches, Inc. ("BCI"), and now operates the former BCI as Beaver Motor Coaches, Inc. ("Beaver"). BCI was primarily engaged in the design, manufacture, distribution, sales and service of Class A high-line motor coaches and trailers.

     BCI had filed for protection under Chapter 11 of the United States Bankruptcy Code on November 3, 1993 and had been operating as a debtor-in-possession since that time under the supervision of the Bankruptcy Court. On June 1, 1994, the Company acquired substantially all of the operating assets of BCI and assumed certain liabilities, together with unexpired warranty claims on products sold prior to the acquisition, pursuant to an Asset Purchase Agreement ("Agreement"). Under the terms of the Agreement, the aggregate purchase price consisted of cash consideration of $3.9 million, forgiveness of accounts receivable from BCI in the amount of $3.1 million, and contingent consideration based on future sales of the products manufactured and sold by BMC. The Company incurred acquisition related costs of $400,000 in relation to the purchase of BCI. The contingent consideration is equal to the greater of $1.6 million or semi-annual payments of 1% of the gross sales of products manufactured and sold by Beaver for a period of three years beginning June 1, 1994. A total of $973,000 has been paid under this Agreement through December 31, 1996, and the Company's remaining minimum liability for contingent consideration is included in the consolidated balance sheet as royalties payable in the amount of $652,000 as of December 31, 1996. Pursuant to the terms of the Agreement, the Company may not pay dividends in the event of default in the performance of any of the payment obligations of the Company or its subsidiaries under the Agreement.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


9.   Acquisition of the Assets of Beaver Coaches, Inc. (Continued)

     The Company's acquisition of the BCI assets was accounted for using the purchase method; accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair value at the date of acquisition. The approximate $2.6 million excess of purchase price over the estimated fair value of the net assets acquired is being amortized on the straight-line basis over 15 years. The results of operations of Beaver have been included in the consolidated statement of income since the date of the acquisition. The following table presents unaudited pro forma results of operations as if the acquisition had occurred on January 1, 1993, and the Company had elected to be taxed as a C corporation as of that same date. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1993 or the results which may occur in the future.

                              Pro Forma Information
                    (in thousands, except per share amounts)

                                                                 Year ended
                                                              December 31, 1994
                                                              -----------------
     Net Sales...............................................    $   122,930
     Net Income..............................................    $     4,281
     Earnings per common share...............................    $       .69


10.  Acquisition of the Assets of Honorbuilt Industries, Inc.

     Effective June 14, 1996, the Company acquired certain assets of Honorbuilt Industries, Inc. ("Honorbuilt") for cash. Honorbuilt was primarily engaged in the design, manufacture, distribution and sale of Class C motor coaches (under the name brand of El Dorado) from its facility in Minneapolis, Kansas. The Company formed a new subsidiary, SMC Midwest, Inc., to operate the facility.

     The acquisition was accounted for by the purchase method. Accordingly, the purchase price of $1.4 million was allocated to the assets acquired based on their estimated values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of assets acquired totaled $561,000, which was recorded as goodwill and was initially amortized on the straight-line basis over 15 years.

     The estimated fair value of assets acquired is summarized as follows:

             Inventory                                      $   327,000
             Equipment                                          432,000
             Goodwill                                           561,000
             Other Assets                                       100,000
                                                            -----------
             Total Purchase Price                           $ 1,420,000
                                                            -----------


     On December 26, 1996, the Company announced the planned exit and closure of the operations at the Minneapolis, Kansas facility in an effort to reduce excessive costs that were not anticipated when the Company acquired the assets of Honorbuilt. The closure has been treated as a restructuring for financial reporting purposes, and a total charge of $2.4 million has been made for the year ended December 31, 1996 related to the Midwest restructuring. Restructuring activities primarily involve the separation of the workforce, the closing of the facility, and the termination of existing leases. Costs for restructuring activities are limited to incremental costs that directly result from the restructuring activities and that provide no future benefit to the Company.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


10.  Acquisition of the Assets of Honorbuilt Industries, Inc. (Continued)

     A reserve of $488,000 to cover expected future costs of the restructuring is recorded as of December 31, 1996. Additionally, the remaining unamortized goodwill, deferred acquisition costs, and certain property, plant, and equipment have been charged to restructuring expense during the year ended December 31, 1996. Recording of the reserves for book purposes but not for tax purposes has created a related deferred tax asset (Note 6) that will be realized when the exit plan has been completed.

     Commencing June 14, 1996, results of operations of Honorbuilt are included in the Consolidated Statement of Income for the year ended December 31, 1996. The following unaudited pro forma summary presents information as if the acquisition of Honorbuilt had occurred at the beginning of 1995. The pro forma information is provided for informational purposes only. It is based on historical information and includes adjustments for interest expense that would have been incurred to finance the purchase, depreciation adjustments related to asset valuations, and amortization of intangibles. The pro forma information is not indicative of future results of operations of the combined companies.

                              Pro Forma Information
                    (in thousands, except per share amounts)

                                                            Year ended December 31,
                                                                1995          1996
                                                         -----------   -----------
     Net Sales.........................................  $   164,005   $   207,763
     Net Income........................................  $     2,931   $     2,975
     Earnings per common share.........................  $       .44   $       .45


11.  Commitments and Contingencies

     As is customary in the recreational vehicle industry, the Company is contingently liable under the terms of repurchase agreements with finance companies which provide secured inventory financing for dealers of the Company's products. These agreements require the Company to repurchase its products from the finance company in the event of a dealer's default. The contingent liability under these agreements approximates the sales price of the motor coaches, less principal payments made by the dealer. The Company expects to resell any products repurchased to reduce any liabilities incurred. Historically, the Company has not experienced significant losses under these repurchase agreements.

     The risk of loss is spread over various dealers and finance companies. Total secured inventory financing obligations of the Company's dealers, for which the Company was contingently liable, were approximately $54.1 million and $82.2 million at December 31, 1995 and December 31, 1996, respectively.

     From time to time, the Company is involved in various customer complaints which arise in the ordinary course of business. The Company does not believe that losses, if any, incurred under outstanding repurchase agreements or customer complaint settlements will have a significant impact on the Company's financial position or results of operations.

     In connection with the acquisition of BCI (Note 9), the Company sold a division of BCI, Collins Trailer, to a third party. The Company guaranteed certain lease and other commitments assumed by the buyer. As of December 31, 1996, the Company has guaranteed payments under two lease agreements through December 31, 1997 in the aggregate amount of $288,000. In addition, the Company has guaranteed the payment of certain notes in the aggregate amount of $675,000 at December 31, 1996.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


12.  Employee Benefit Plans

     Stock Incentive Plan
     Effective October 20, 1994, the Company adopted a stock incentive plan for key employees and directors of the Company. The plan covers 1.1 million shares of common stock which have been reserved for by the Company. The stock options generally become exercisable ratably over a period of three years from the date of grant at prices equal to the fair market value at the date of grant. The maximum option term is 10 years. The following table summarizes option transactions under the plan:

                                                           1994         1995         1996
                                                       --------     --------     --------
     Shares subject to option:
     Balance at January 1                                     -      745,000      781,000
     Options granted                                    745,000       76,000      117,000
     Options exercised                                        -      (10,564)           -
     Options terminated                                       -      (29,436)     (15,000)
                                                       --------     --------     --------
     Balance at December 31                             745,000      781,000      883,000
                                                       --------     --------     --------
     Weighted average option
       price in dollars:
     At January 1                                      $      -     $   7.75     $   7.82
     Options granted                                       7.75         8.47         9.29
     Options exercised                                        -         7.75            -
     Options terminated                                       -         7.75         7.75
     At December 31                                        7.75         7.82         7.97

     Shares available for
       grant at December 31:                            355,000      308,436      206,436

     The Company applies ABP Opinion 25 and related Interpretations in accounting for the stock incentive plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. Had compensation cost for the stock incentive plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                              Pro Forma Information
                    (in thousands, except per share amounts)

                                                                     Year ended December 31,
                                                                    1995               1996
                                                               ---------          ---------
       Net Income                  As reported                 $   4,941          $   3,583
                                   Pro Forma                   $   4,838          $   3,306

       Primary earnings per share  As reported                 $     .74          $     .54
                                   Pro Forma                   $     .73          $     .50

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


12.  Employee Benefit Plans (Continued)

     Stock Incentive Plan (Continued)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected dividend yield:
     0.0%, expected volatility: 68.17%, risk-free interest rate: 6.5%, expected life: 10 years. Results may not be representative of future years because options are generally granted on an annual basis and vest over time.

     Retirement and Savings Plan
     Effective July 1, 1995, the Company and its subsidiaries established a joint 401(k) and Profit Sharing Plan which allows eligible employees to contribute up to 15% of their compensation annually. The plan allows for a Company matching percentage based upon the discretion of management, and $1,000 and $4,000 were contributed by the Company and its subsidiaries to the plan during the years ended December 31, 1995 and 1996, respectively. There were no amounts contributed by the Company or its subsidiaries to the profit sharing element of the plan in 1996.

13.  Recapitalization and Initial Public Offering

     Effective October 24, 1994, the Company amended its articles of incorporation to effect a 5,000-for- one split of its common stock, to increase the authorized number of shares of common stock to 30,000,000 and to authorize the issuance of up to 5,000,000 shares of preferred stock, the terms of which may be fixed by the Company's board of directors without further shareholder approval. This recapitalization of the Company has been applied retroactively in the accompanying financial statements.

     On January 20, 1995, the Company sold 1,552,500 shares of common stock of SMC Corporation at an offering price of $7.75 per share pursuant to an Initial Public Offering (the Offering). The proceeds of the Offering, (net of underwriting discounts and commissions and offering expenses) of $10.1 million, were used to repay borrowings in the amount of approximately $3 million, $2.6 million of which were outstanding at December 31, 1994, and to repay $5.1 million due under promissory notes issued to shareholders. The remaining proceeds were used for working capital needs.

     In conjunction with the Company's initial public offering, a total of 125,000 warrants were issued to the Underwriters of the Offering. Such warrants entitle the holder to purchase an equal amount of shares of common stock of the Company anytime after January 20, 1996 until their expiration on January 20, 2000 at a price of $9.30 per share. No stock has been purchased related to the warrants as of the date of this report.

     As discussed in Note 6, the Company terminated its S corporation status effective January 1, 1995 in conjunction with the Offering and, accordingly, the remaining undistributed S corporation retained earnings at December 31, 1994 of $1.6 million were reclassified as additional paid-in capital.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


14.  Quarterly Financial Information (Unaudited)

                                           First         Second         Third        Fourth
                                         quarter        quarter       quarter       quarter
                                      ----------     ----------    ----------    ----------
                                             (In thousands, except per share amounts)
       Year ended December 31, 1995:
         Revenue                        $ 34,045      $  33,885      $ 38,906      $ 41,353
         Gross profit                      5,157          4,119         4,626         5,441
         Net income                        2,037            796           916         1,192
         Net income per share                .31            .12           .14           .18
         Pro forma net income              1,351              -             -             -
         Pro forma net income per share      .21              -             -             -
       Year ended December 31, 1996:
         Revenue                          43,102         48,731        56,016        52,986
         Gross profit                      5,973          6,941         8,112         5,352
         Net income (loss)                 1,296          1,613         1,814        (1,140)
         Net income (loss) per share         .20            .24           .27          (.17)


15.  Market Information (Unaudited)

     The Company's common stock is traded on the Nasdaq National Market System under the symbol SMCC. The following table sets forth the high and low sale prices of the stock for each quarter since the Company's January 20, 1995 initial public offering:

                                                        1995                     1996
                                                    High        Low           High        Low
                                                --------   --------       --------   --------
       January 20 through March 31 (1995)       $  11.00   $   8.75       $      -   $      -
       First Quarter (1996)                            -          -           8.25       6.75
       Second quarter                              12.50       9.25          10.00      7.375
       Third quarter                               11.25       8.50          11.25       8.50
       Fourth quarter                              10.25      6.875          11.25       6.50

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


16.  Subsequent Events

     In March 1997 Romania RV Center ("Romania") resigned as a dealer for the Company's products. Sales to Romania represented 19%, 12%, and 10% of total sales during the years ended December 31, 1994, 1995, and 1996, respectively. The Company repurchased the motor coaches remaining in Romania's inventory at the time of termination for their original sales value of $4.2 million ($3.9 million of coaches sold to Romania before December 31, 1996 and $261,000 of coaches sold to Romania after December 31, 1996). Concurrent with its termination of the Romania dealer relationship, the Company initiated a new dealer relationship with Destinations RV, Inc. ("Destinations"). Destinations purchased all of the motor coaches that had been repurchased by the Company from Romania for the Company's repurchase price of $4.2 million. Therefore, no gain or loss was recorded on the transaction.

     Destinations is owned by principals related to an officer of the Company. The Company's sales of motor coaches to Destinations are at prices consistent with sales to unrelated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date: March 28, 1997        SMC CORPORATION



                                    By:  PAUL M. BROWN, JR.
                                       ----------------------------------------
                                       Paul M. Brown, Jr.
                                       Senior Vice President -- Finance
                                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 28, 1997.

          Signature                                            Title



MATHEW M. PERLOT                        President, Chief Executive
-----------------------------------     Officer and Chairman of the Board
Mathew M. Perlot                        (Principal Executive Officer)


PAUL M. BROWN, JR.                      Senior Vice President -- Finance and
-----------------------------------     Chief Financial Officer (Principal
Paul M. Brown, Jr.                      Financial and Accounting Officer)


-----------------------------------     Director
Curtis W. Lawler



                                        Director
-----------------------------------
Connie M. Perlot

JAMES L. TRAUGHBER                      Director
-----------------------------------
James L. Traughber



MILTON L. RAY                           Director
-----------------------------------
Milton L. Ray



L. MICHAEL CARY                         Director
-----------------------------------
L. Michael Cary



LAWRENCE S. BLACK                       Director
-----------------------------------
Lawrence S. Black

                                  EXHIBIT INDEX

Exhibit
  No.                  Description
-------                -----------

2.1 Order Confirming Second Modified Plan of Reorganization of Beaver Coaches, Inc. (April 4, 1994) as amended (the "Plan"), filed May 20, 1994, and Plan; incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33- 85780 (the "1995 S-1")

3.1 Restated Articles of Incorporation; incorporated by reference to Exhibit 3.1 to the 1995 S-1

3.2       Restated Bylaws; incorporated by reference to Exhibit
          3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

4.1       See Articles II and V of Exhibit 3.1 and Articles I and
          VI of Exhibit 3.2

*10.1     1994 Stock Incentive Plan, as amended; incorporated by
          reference to Exhibit 10.1 to the Registrant's Annual
          Report on Form 10-K for the year ended December 31,
          1994

10.2      Stock Purchase Agreement dated March 28, 1988 among
          Curtis Lawler and Sandra Lawler, Mathew M. Perlot and the Registrant; incorporated by reference to Exhibit
          10.2 to the 1995 S-1

10.3      Stock Purchase Agreement dated November 30, 1990 among
          L. Michael Cary, Mathew M. Perlot and the Registrant;
          incorporated by reference to Exhibit 10.3 to the 1995
          S-1

10.4 Revised form of Representatives' Warrant Agreement, including form of warrant; incorporated by reference to
          Exhibit 10.5 to the 1995 S-1

10.5      Manufacturer Agreement dated June 24, 1987 between
          General Electric Credit Corporation and
          the Registrant; incorporated by reference to Exhibit 10.7 to the 1995 S-1

+10.6 Manufacturer's Financing Agreement dated April 30, 1991 between John Deere Company and the Registrant, and addenda thereto; incorporated by reference to Exhibit
          10.8 to the 1995 S-1

10.7 Repurchase Agreement dated November 30, 1993 between the Registrant and General Motors Acceptance
          Corporation; incorporated by reference to Exhibit 10.9
          to the 1995 S-1

+10.8     Floorplan Agreement dated April 14, 1994 between ITT
          Commercial Finance Corp. and the Registrant, and amendment and amendment letters thereto; incorporated by reference to Exhibit 10.10 to the 1995 S-1

10.9 Lease Assignment and Assumption Agreement dated June 1994 between Beaver Coaches, Inc. and Beaver Motor Coaches, L.L.C., with Lease dated May 15, 1989 by and between Frank Storch and James Hogue, dba S&H Associates, and Beaver Coaches, Inc., and amendments thereto; incorporated by reference to Exhibit 10.11 to the 1995 S-1

21.1      Subsidiaries of the Registrant

27.1      Financial Data Schedule

----------------

     * This exhibit constitutes a management contract or compensatory plan or arrangement.

     + Confidential treatment has been granted by the Commission for certain portions of this agreement.