Form 10-Q
period 1997-03-31
SMC CORP
filed 1997-05-15
CIK 932129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

                 Yes [ X ]                No [  ]

The number of outstanding shares of Common Stock at May 2, 1997:  6,563,064

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                         Page

Part I - Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheet - December 31, 1996 and
          March 31, 1997..........................................        3


          Consolidated Statement of Income - Three Months
          Ended March 31, 1996 and March 31, 1997.................        4

          Consolidated Statement of Changes in Shareholders'
          Equity - Year Ended December 31, 1996 and Three
          Months Ended March 31, 1997.............................        5


          Consolidated Statement of Cash Flows - Three Months
          Ended March 31, 1996 and March 31, 1997.................        6

          Notes to Consolidated Financial Statements..............        7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................        8

Part II - Other Information

     Item 6. Exhibits Reports on Form 8-K.........................       11

Signatures........................................................       12

Exhibit Index.....................................................       13

                         Part I - Financial Information

Item 1.  Financial Statements

SMC Corporation
Consolidated Balance Sheet
(in thousands)
-------------------------------------------------------------------------------

                                                                      December 31,  March 31,
                                                                         1996         1997
                                                                      ------------ ----------
                                                                                   (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                               $   316   $   287
 Accounts receivable, net                                                 12,859    11,334
 Inventories (Note 2)                                                     23,633    22,122
 Prepaid expenses and other                                                  574       326
 Deferred tax asset                                                        2,358     2,358
                                                                         -------   -------
      Total current assets                                                39,740    36,427
Property, plant and equipment, net                                        19,584    20,594
Intangible assets, net                                                     2,154     2,111
Deferred tax asset                                                           343       343
Other assets                                                                  99        82
                                                                         -------   -------
     Total assets                                                        $61,920   $59,557
                                                                         =======   =======
Liabilities and Shareholders' Equity Current liabilities:
  Notes payable                                                          $ 5,798   $   995
  Current portion of long-term debt                                        1,752     1,594
  Accounts payable                                                        17,251    19,206
  Income taxes payable                                                     1,365       639
  Royalties payable                                                          652       255
  Product warranty liabilities                                             2,808     2,998
  Current portion of capital lease obligation                                 16        16
  Accrued liabilities                                                      4,095     5,178
  Accrued restructuring costs                                                488       121
                                                                         -------   -------
     Total current liabilities                                            34,225    31,002
Long-term debt, net of current portion                                     6,626     6,299
Capital lease obligation, less current portion                                75        72
                                                                         -------   -------
     Total liabilities                                                    40,926    37,373
                                                                         -------   -------
Shareholders' equity:
  Preferred stock, 5,000 shares authorized, none issued or outstanding      --        --
  Common stock, 30,000 shares authorized, 6,563 shares issued
    and outstanding                                                       10,914    10,914
 Additional paid-in capital                                                1,556     1,556
 Retained earnings                                                         8,524     9,714
                                                                         -------   -------
      Total shareholders' equity                                          20,994    22,184
                                                                         -------   -------
Total liabilities and shareholders' equity                               $61,920   $59,557
                                                                         =======   =======

    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)
-------------------------------------------------------------------------------



                                                    Three Months Ended
                                                        March 31,
                                                    1996         1997

                                                       (unaudited)

Sales                                              $43,102   $ 50,087

Cost of sales                                       37,129     43,490
                                                   -------   --------
   Gross profit                                      5,973      6,597

Selling, general and administrative expenses         3,688      4,402
                                                   -------   --------
Income from operations                               2,285      2,195

Interest expense                                       158        273

Other income, net                                      (37)       (62)
                                                   -------   --------
Income before provision for taxes                    2,164      1,984

Provision for income taxes                             868        794
                                                   -------   --------
Net income                                         $ 1,296   $  1,190
                                                   =======   ========
Net income per share (Note 3)                      $   .20   $    .18
                                                   =======   ========
Weighted average number of shares                    6,563      6,564
                                                   =======   ========




    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(in thousands)
-------------------------------------------------------------------------------





                                                     Common Stock                   Additional
                                              ----------------------------           paid-in            Retained
                                                Shares            Amount             capital            earnings       Total
                                              ---------          ---------          ---------           ---------    --------
Balance, December 31, 1995                        6,563          $  10,914          $   1,556           $   4,941    $ 17,411

Net Income                                           --                 --                 --               3,583       3,583
                                              ---------          ---------          ---------           ---------    --------
Balance, December 31, 1996                        6,563             10,914              1,556               8,524      20,994
                                              ---------          ---------          ---------           ---------    --------
Net Income                                           --                 --                 --               1,190       1,190
                                              ---------          ---------          ---------           ---------    --------
Balance, March 31, 1997                           6,563          $  10,914          $   1,556           $   9,714    $ 22,184
                                              =========          =========          =========           =========    ========




    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
-------------------------------------------------------------------------------




                                                                        Three Months Ended
                                                                             March 31,
                                                                         1996         1997
                                                                      ----------   --------
                                                                            (unaudited)
Cash flows from operating activities:
   Net Income                                                         $    1,296   $  1,190
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                         378        450
       Changes in current assets and liabilities:
         Accounts receivable                                               1,109      1,525
         Inventories                                                       1,740      1,511
         Prepaid expenses and other                                          396        248
         Other assets                                                         11         17
         Accounts payable                                                 (2,252)     1,955
         Income taxes payable                                                556       (726)
         Accrued liabilities and other obligations                           785        509
                                                                      ----------   --------

Net cash provided by operating activities                                  4,019      6,679
                                                                      ----------   --------


Cash flows from investing activities:
   Capital expenditures                                                   (1,881)    (1,417)
                                                                      ----------   --------


Net cash used in investing activities                                     (1,881)    (1,417)
                                                                      ----------   --------


Cash flows from financing activities:
   Net repayments on notes payable                                        (1,372)    (4,803)
   Repayments of long-term debt                                             (357)      (485)
   Principal payments on capital lease obligation                             --         (3)
                                                                      ----------   --------


Net cash used in financing activities                                     (1,729)    (5,291)
                                                                      ----------   --------

Net increase (decrease) in cash and cash equivalents                         409        (29)

Cash and cash equivalents, beginning of period                                69        316
                                                                      ----------   --------


Cash and cash equivalents, end of period                                     478        287
                                                                      ==========   ========



    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Form 10-Q
For the First Quarter Ended March 31, 1996 (unaudited)
Notes to Financial Statements
-------------------------------------------------------------------------------

1.   Basis of Presentation of Interim Period Statements

     The accompanying financial statements are unaudited and have been prepared by SMC Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.   Inventories

     Inventories by major classification are as follows (in thousands):


                                                   December 31,  March 31,
                                                       1996        1997
                                                   ----------   ----------
Raw materials                                      $   11,560   $   10,259
Work-in-progress                                        7,285        6,850
Finished goods                                          4,788        5,013
                                                   ----------   ----------
Total                                              $   23,633   $   22,122
                                                   ==========   ==========

3.   Net Income Per Share

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



                                       Three months ended
                                             March 31,
                                    ----------------------    Percentage change
                                        1996       1997       in dollar amounts
                                        ----       ----       -----------------
Sales............................      100.0%       100.0%         16.2%
Cost of sales....................       86.1         86.8          17.1
                                     -------     --------
Gross profit.....................       13.9         13.2          10.5
Selling, general and
  administrative expenses........        8.6          8.8          19.4
                                     -------     --------
Income from operations...........        5.3          4.4          (3.9)
Interest expense.................         .4           .5          72.8
Other income.....................         .1           .1          67.6
                                     -------     --------
Pretax income....................        5.0          4.0          (8.3)
Provision for income taxes.......        2.0          1.6          (8.5)
                                     -------     --------
Net income.......................        3.0%         2.4%         (8.2)

     Sales increased 16.2% to $50.1 million for the first quarter of 1997 from $43.1 million for the comparable period in 1996. The increase was largely the result of a 11.4% unit sales increase to 448 units, up from 402 in the prior year. The unit increase is principally the result of the Company's expanded product offerings.

     Gross profit margin increased $624,000 (10.5%) in the first quarter of 1997 compared to 1996, but decreased as a percentage of sales from 13.9% to 13.2%. Gross margin percentage was lower due to the negative impact of start-up operations at the Company's operations in Harney County, Oregon.

     Selling, general and administrative expenses increased 19.4% to $4.4 million for the first quarter of 1997 from $3.7 million in the comparable period of 1996. Proportionately, these costs increased more than sales due to the commencement of operations at the Company's newly formed operations in Harney County, Oregon.

     Given the factors affecting gross margin and selling, general and administrative expenses, operating income decreased 3.9% to $2.2 million for the first quarter of 1997 from $2.3 million in the comparable period of 1996.

     Interest expense increased 72.8% to $273,000 for the first quarter of 1997 from $158,000 in the comparable period of 1996. The increase was due to higher borrowings on the Company's revolving lines of credit during the first quarter of 1997 compared to 1996.

The borrowings on the line of credit were substantially repaid by March 31, 1997 when finished goods inventories were lowered. Compared to the first quarter of 1996, higher levels of finished goods inventory were held in the first quarter of 1997, thus requiring more borrowing on the Company's line of credit.

     Other income was $62,000 for the first quarter of 1997 compared to $37,000 for the first quarter of 1996. There was no significant change in the composition of the balance in other income between the two periods.

     For the first quarter of 1997, the effective tax rate was 40.0%, resulting in an income tax provision of $794,000. For the first quarter of 1996, the Company's income tax provision was $868,000, also at an effective rate of 40%.

     Net income after tax for the first quarter of 1997 was $1.2 million, down from 1996's net income of $1.3 million.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter ending September 30.

Liquidity and Capital Resources

     During the first quarter of 1997, SMC generated $6.7 million in cashflows from operations while its working capital position decreased from $5.5 million at December 31, 1996 to $5.4 million at March 31, 1997 (including cash and cash equivalents of $287,000). Cash generated from operations during the first quarter of 1997 was used to finance capital expenditures of approximately $1.4 million, to pay down the line of credit facility by approximately $4.8 million, and to service term debt payments of approximately $485,000.

     The Company anticipates that its aggregate capital expenditures for 1997 will be approximately $3.0 million. The Company plans to use cash generated from operations and issuance of long-term debt to fund these expenditures.

     The Company has lines of credit of $10.0 million ($9.0 million of which is available at March 31, 1997), plus an additional $5.1 million equipment financing line of credit, of which $3.1 million is available at March 31, 1997. Amounts outstanding under these lines of credit bear interest at annual rates ranging from prime (8.5% at March 31, 1997) to prime plus 1/4% and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants which provide that the Company receive consent from the lender to declare or pay dividends in cash, stock or other property. The covenants also include restrictions relating to (1) mergers, consolidations and sale of assets, (2) guarantees by the Company of debts or obligations of other persons or entities, and (3) acquisition of the Company's own stock. The Plan of Reorganization pursuant to which the Company completed the acquisition of Beaver also prohibits the Company from paying dividends if Beaver defaults on payment obligations under the Plan. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was not in compliance with all covenants and agreements at March 31, 1997. A waiver has been obtained from the Company's primary lending institution through June 30, 1997.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of March 31, 1997, the Company estimates its total contingent liability under repurchase obligations was approximately $90.4 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

                           Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits

          11   Statement of Calculation of Average Common Shares Outstanding

          27   Financial Data Schedule

  (b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SMC CORPORATION




Date:  May 13, 1997                     By:   PAUL M. BROWN, JR.
                                           ------------------------------------
                                           Paul M. Brown, Jr.
                                           Vice President - Finance
                                           and Chief Financial Officer
                                           (Principal Financial Officer)

                                  Exhibit Index


 Exhibit
   No.                              Description
--------                            -----------

11                  Statement of Calculation of Average
                      Common Shares Outstanding

27                  Financial Data Schedule