Form 10-Q
period 1997-06-30
SMC CORP
filed 1997-08-14
CIK 932129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                     Yes [ X ]               No [  ]

The number of outstanding shares of Common Stock at August 4, 1997:  6,563,064

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

Part I - Financial Information

    Item 1. Financial Statements

            Consolidated Balance Sheet - December 31, 1996 and
            June 30, 1997.....................................................3

            Consolidated Statement of Income - Three Months
            Ended June 30, 1996 and June 30, 1997.............................4

            Consolidated Statement of Income - Six Months
            Ended June 30, 1996 and June 30, 1997.............................5

            Consolidated Statement of Changes in Shareholders'
            Equity - Year Ended December 31, 1996 and Six
            Months Ended June 30, 1997........................................6

            Consolidated Statement of Cash Flows - Six Months
            Ended June 30, 1996 and June 30, 1997.............................7

            Notes to Consolidated Financial Statements........................8

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................9

Part II - Other Information

    Item 4. Submission of Matters to a Vote of Security Holders..............12

    Item 6. Exhibits and Reports on Form 8-K.................................13

Signatures...................................................................14

Exhibit Index................................................................15

                         Part I - Financial Information

Item 1.   Financial Statements

SMC Corporation
Consolidated Balance Sheet
(in thousands)
--------------------------------------------------------------------------------


                                                                                December 31,            June 30,
                                                                                       1996                1997
                                                                           ----------------   -----------------
                                                                                                    (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                 $            316   $             350
 Accounts receivable, net                                                            12,859              11,665
 Inventories (Note 2)                                                                23,633              23,893
 Prepaid expenses and other                                                             574                 963
 Deferred tax asset                                                                   2,358               2,358
                                                                           ----------------   -----------------
      Total current assets                                                           39,740              39,229
Property, plant and equipment, net                                                   19,584              20,706
Intangible assets, net                                                                2,154               2,222
Deferred tax asset                                                                      343                 343
Other assets                                                                             99                  69
                                                                           ----------------   -----------------
     Total assets                                                          $         61,920   $          62,569
                                                                           ================   =================
Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                            $          5,798   $           3,899
  Current portion of long-term debt                                                   1,752               1,577
  Accounts payable                                                                   17,251              19,071
  Income taxes payable                                                                1,365                  --
  Royalties payable                                                                     652                  --
  Product warranty liabilities                                                        2,808               3,401
  Current portion of capital lease obligation                                            16                  16
  Accrued liabilities                                                                 4,095               6,223
  Accrued restructuring costs                                                           488                   6
                                                                           ----------------   -----------------
     Total current liabilities                                                       34,225              34,193

Long-term debt, net of current portion                                                6,626               5,961
Capital lease obligation, less current portion                                           75                  67
                                                                           ----------------   -----------------
     Total liabilities                                                               40,926              40,221
                                                                           ----------------   -----------------
Shareholders' equity:
  Preferred stock, 5,000 shares authorized, none issued or outstanding                   --                  --
  Common stock, 30,000 shares authorized, 6,563 shares issued
    and outstanding                                                                  10,914              10,914
 Additional paid-in capital                                                           1,556               1,556
 Retained earnings                                                                    8,524               9,878
                                                                           ----------------   -----------------
      Total shareholders' equity                                                     20,994              22,348
                                                                           ----------------   -----------------
Total liabilities and shareholders' equity                                 $         61,920   $          62,569
                                                                           ================   =================

    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                                         Three Months Ended
                                                                               June 30,
                                                                             1996             1997
                                                                   --------------     ------------
                                                                            (unaudited)
Sales                                                              $       48,731     $     48,977
Cost of sales                                                              41,790           43,695
                                                                   --------------     ------------
   Gross profit                                                             6,941            5,282

Selling, general and administrative expenses                                4,128            4,781
                                                                   --------------     ------------
Income from operations                                                      2,813              501

Interest expense                                                              141              202

Other income, net                                                             (13)              25
                                                                   --------------     ------------
Income before provision for taxes                                           2,685              274

Provision for income taxes                                                  1,072              110
                                                                   --------------     ------------
Net income                                                         $        1,613     $        164
                                                                   ==============     ============
Net income per share (Note 3)                                      $          .24     $        .02
                                                                   ==============     ============
Weighted average number of shares                                           6,661            6,563
                                                                   ==============     ============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                                       Six Months Ended
                                                                           June 30,
                                                                         1996             1997
                                                               --------------     ------------
                                                                        (unaudited)
Sales                                                          $       91,833     $     99,065
Cost of sales                                                          78,919           87,186
                                                               --------------     ------------
   Gross profit                                                        12,914           11,879

Selling, general and administrative expenses                            7,816            9,182
                                                               --------------     ------------
Income from operations                                                  5,098            2,697

Interest expense                                                          299              475

Other income, net                                                         (49)             (36)
                                                               --------------     ------------
Income before provision for taxes                                       4,848            2,258

Provision for income taxes                                              1,940              904
                                                               --------------     ------------
Net income                                                     $        2,908     $      1,354
                                                               ==============     ============
Net income per share (Note 3)                                  $          .44     $        .21
                                                               ==============     ============
Weighted average number of shares                                       6,016            6,564
                                                               ==============     ============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(in thousands)
--------------------------------------------------------------------------------


                                                 Common Stock                   Additional
                                      ---------------------------------            paid-in            Retained
                                              Shares             Amount            capital            earnings               Total
                                      --------------      -------------       ------------       -------------      --------------
Balance, December 31, 1995                     6,563      $      10,914       $      1,556       $       4,941      $       17,411

Net Income                                        --                 --                 --               3,583               3,583
                                      --------------      -------------       ------------       -------------      --------------
Balance, December 31, 1996                     6,563             10,914              1,556               8,524              20,994
                                      --------------      -------------       ------------       -------------      --------------
Net Income                                        --                 --                 --               1,354               1,354
                                      --------------      -------------       ------------       -------------      --------------
Balance, June 30, 1997                         6,563      $      10,914       $      1,556       $       9,878      $       22,348
                                      ==============      =============       ============       =============      ==============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
--------------------------------------------------------------------------------


                                                                               Six Months Ended
                                                                                    June 30,
                                                                                  1996             1997
                                                                        --------------     ------------
                                                                                 (unaudited)
Cash flows from operating activities:
   Net Income                                                           $        2,908     $      1,354
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                               779            1,040
       Changes in current assets and liabilities:
         Accounts receivable                                                       973            1,194
         Inventories                                                            (1,703)            (260)
         Prepaid expenses and other                                                (22)            (389)
         Other assets                                                              138               30
         Accounts payable                                                        3,053            1,820
         Income taxes payable                                                      399           (1,365)
         Accrued liabilities and other obligations                               1,599            1,587
                                                                        --------------     ------------

Net cash provided by operating activities                                        8,124            5,011
                                                                        --------------     ------------

Cash flows from investing activities:
   Capital expenditures                                                         (3,095)          (2,035)
   Acquisition of a business                                                    (1,059)              --
   Other                                                                            --             (195)
                                                                        --------------     ------------

Net cash used in investing activities                                           (4,154)          (2,230)
                                                                        --------------     ------------

Cash flows from financing activities:
   Net repayments on notes payable                                              (1,671)          (1,899)
   Proceeds from issuance of long-term debt                                         --              174
   Repayments of long-term debt                                                   (707)          (1,014)
   Principal payments on capital lease obligation                                   --               (8)
                                                                        --------------     ------------

Net cash used in financing activities                                           (2,378)          (2,747)
                                                                        --------------     ------------

Net increase in cash and cash equivalents                                        1,592               34

Cash and cash equivalents, beginning of period                                      69              316
                                                                        --------------     ------------

Cash and cash equivalents, end of period                                $        1,661     $        350
                                                                        ==============     ============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Form 10-Q
For the Second Quarter Ended June 30, 1997 (unaudited)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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

2.   Inventories

     Inventories by major classification are as follows (in thousands):


                                                  December 31,           June 30,
                                                         1996               1997
                                              ---------------    ---------------
         Raw materials                        $        11,560    $        12,460
         Work-in-progress                               7,285              6,663
         Finished goods                                 4,788              4,770
                                              ---------------    ---------------
         Total                                $        23,633    $        23,893
                                              ===============    ===============

3.   Net Income Per Share

     Net income per share is computed based on the weighted average number of shares outstanding during the period after giving effect to stock options and warrants which are considered to be common stock equivalents as such securities aggregate more than 3% of shares outstanding and thus are considered dilutive.


4.   Related Party Transactions

     During the three month and six-month periods ended June 30, 1997, the Company had sales of $7.5 million and $11.0 million, respectively, to a dealership that is owned by parties related to an officer of the Company. This dealer relationship began operations in March 1997; therefore, no sales were made to this related party in 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated statement of income data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.

                                      Three months ended                             Six months ended
                                           June 30,                                      June 30,
                                      ------------------       Percentage change    ------------------      Percentage change
                                         1996       1997       in dollar amounts       1996       1997      in dollar amounts
                                      -------    -------       -----------------    -------    -------      -----------------
Sales..............................     100.0%     100.0%                .5%          100.0%    100.0%               7.9%
Cost of sales......................      85.8       89.2                4.6            85.9      88.0               10.5
                                      -------    -------                            -------    ------
Gross profit.......................      14.2       10.8              (23.9)           14.1      12.0               (8.0)
Selling, general and
  administrative expenses..........       8.4        9.8               15.8             8.5       9.3               17.5
                                      -------    -------                            -------    ------
Income from operations.............       5.8        1.0              (82.2)            5.6       2.7              (47.1)
Interest expense...................        .3         .4               43.3              .3        .5               58.9
Other (income) expense.............        --         .1             (292.3)             --       (.1)             (26.5)
                                      -------    -------                            -------    ------
Pretax income......................       5.5         .5              (89.8)            5.3       2.3              (53.4)
Provision for income taxes.........       2.2         .2              (89.7)            2.1        .9              (53.4)
                                      -------    -------                            -------    ------
Net income.........................       3.3%        .3%             (89.8)            3.2%      1.4%             (53.4)

     Sales increased .5% to $49.0 million for the second quarter of 1997 from $48.7 million for the comparable period in 1996. The Company had a decrease in unit sales of 2.4%, from 455 units in 1996 to 444 units in 1997. Increased competition in the high-line market, as well as reduced demand, resulted in relatively stagnant sales levels over the past year. For the six months ended June 30, 1997, sales increased 7.9% to $99.1 million from $91.8 million for the comparable period in 1996. For the six-month period, unit sales increased to 892 units, up 4.1% from 857 units sold in the same period in 1996. The majority of the increased unit sales were Class C sales.

     Gross profit margin decreased 23.9% to $5.3 million from $6.9 million in the comparable period in 1996, and decreased as a percentage of sales from 14.2% to 10.8%. The lower margin performance was caused by higher than normal warranty costs compared to the prior year, and the negative impact of the Company's Class C motor coaches. For the six-month period ended June 30, 1997, gross profit margin decreased 8.0% to $11.9 million from $12.9 million in the comparable period in 1996, and decreased as a percentage of sales from 14.1% to 12.0%. The impact of higher warranty costs and start-up operations of the Company's Class C motor coach production facility caused the downturn in gross margin performance.

     Selling, general, and administrative expenses increased 15.8% to $4.8 million for the quarter ended June 30, 1997 from $4.1 million for the comparable period of 1996. These costs increased more than sales due to higher sales-related dealer support costs associated with selling out the last 1997 model year units and increased costs associated with the start-up operations at the Company's Class C motor coach facility. For the six-month period ended June 30, 1997, selling, general, and administrative costs increased 17.5% to $9.2 million from $7.8 million for the same period in 1996, also due primarily to increased marketing and dealer support costs incurred in order to compete in a more competitive sales environment.

     Given the factors affecting gross margin and selling, general and administrative expenses, operating income decreased 82.2% to $500,000 for the second quarter of 1997 from $2.8 million in the comparable period of 1996. Operating income decreased 47.1% to $2.7 million for the six months ended June 30, 1997 from $5.1 million for the comparable period in 1996.

     Interest expense increased 43.3% to $202,000 for the second quarter of 1997 from $141,000 in the comparable period of 1996. The increase was due to higher borrowings on the Company's revolving lines of credit during the second quarter of 1997 compared to 1996. Compared to the second quarter of 1996, higher levels of finished goods inventory were held in the second quarter of 1997, thus requiring more borrowing on the Company's line of credit. This was also the case during the six-month period ended June 30, 1997; interest expense increased 58.9% from the comparable period in 1996.

     For the second quarter of 1997, the effective tax rate was 40.0%, resulting in an income tax provision of $110,000. For the second quarter of 1996, the Company's income tax provision was $1.1 million, also at an effective rate of 40%.

     Net income after tax for the second quarter of 1997 was $164,000, down from 1996's second-quarter net income of $1.6 million. Net income after tax was $1.4 million for the six months ended June 30, 1997, down from $2.9 million in 1996.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter ending September 30.

Liquidity and Capital Resources

     During the first six months of 1997, SMC generated $5.0 million in cash flows from operations while its working capital position decreased from $5.5 million at December 31, 1996 to $5.0 million at June 30, 1997 (including cash and cash equivalents of $350,000). Cash generated from operations during the first half of 1997 was used to finance capital expenditures of approximately $2.0 million, to pay down the line of credit facility by approximately $1.9 million, and to service term debt payments of approximately $1.0 million.

     The Company anticipates that its aggregate capital expenditures for 1997 will be approximately $3.0 million. The Company plans to use cash generated from operations and issuance of long-term debt to fund these expenditures.

     The Company has lines of credit of $10.0 million ($6.1 million of which is available at June 30, 1997), plus an additional $5.1 million equipment financing line of credit, of which $3.1 million is available at June 30, 1997. Amounts outstanding under these lines of credit bear interest at annual rates ranging from prime (8.5% at June 30, 1997) to prime plus 1/4% and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants which provide that the Company receive consent from the lender to declare or pay dividends in cash, stock or other property. The covenants also include restrictions relating to (1) mergers, consolidations and sale of assets, (2) guarantees by the Company of debts or obligations of other persons or entities, and (3) acquisition of the Company's own stock. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was not in compliance with all covenants and agreements at June 30, 1997. A waiver has been obtained from the Company's primary lending institution through September 30, 1997.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of June 30, 1997, the Company estimates its total contingent liability under repurchase obligations was approximately $90.0 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 19, 1997 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 6,563,064 shares of Common Stock were eligible to vote on the matters presented.

     1. The shareholders elected each of Mathew M. Perlot, Curtis W. Lawler, Connie M. Perlot, Jim L. Traughber, Lawrence S. Black, Milton L. Ray, and Jay L. Howard, by the votes indicated below, to serve on the Company's Board of Directors for the ensuing year:

                                                     Shares Against
                               Shares in Favor         or Withheld         Abstentions
                               ---------------         -----------         -----------
Mathew M. Perlot                 6,281,729               91,285                 0
Curtis W. Lawler                 6,281,809               91,205                 0
Connie M. Perlot                 6,280,729               92,285                 0
Jim L. Traughber                 6,281,809               91,205                 0
Lawrence S. Black                6,281,929               91,085                 0
Milton L. Ray                    6,281,529               91,485                 0
Jay L. Howard                    6,282,129               90,885                 0


Total Shares Eligible            6,563,064
Total Shares Present             6,373,014


     2. The shareholders voted to amend the Company's 1994 Stock Incentive Plan (the "Plan") to increase the number of shares available for issuance under the Plan by the following vote:


            6,068,842    shares in favor
              296,922    shares against or withheld
                7,250    abstentions
                   --    broker nonvotes

Total Shares Eligible       6,563,064
Total Shares Present        6,373,014

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

            11     Statement of Calculation of Average Common Shares Outstanding

            27     Financial Data Schedule

  (b)    Reports on Form 8-K

            No Current Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SMC CORPORATION



Date:  August 13, 1997                 By: JAY L. HOWARD
                                           -------------------------------------
                                           Jay L. Howard
                                           President, SMC Corporation



                                           JOHN L. VARNER
                                           -------------------------------------
                                           John L. Varner
                                           Chief Accounting Officer,
                                           SMC Corporation

                                  Exhibit Index


Exhibit
  No.         Description
-------       -----------
  11          Statement of Calculation of Average
                Common Shares Outstanding

  27          Financial Data Schedule