Form 10-Q
period 1997-09-30
SMC CORP
filed 1997-11-14
CIK 932129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

                     Yes [ X ]               No [  ]

The number of outstanding shares of Common Stock at November 10, 1997: 6,343,064

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                            Page

Part I - Financial Information

    Item 1.  Financial Statements

        Consolidated Balance Sheet - December 31, 1996 and
        September 30, 1997.................................................... 3

        Consolidated Statement of Income - Three Months
        Ended September 30, 1996 and September 30, 1997....................... 4

        Consolidated Statement of Income - Nine Months
        Ended September 30, 1996 and September 30, 1997....................... 5

        Consolidated Statement of Changes in Shareholders'
        Equity - Year Ended December 31, 1996 and Nine
        Months Ended September 30, 1997....................................... 6

        Consolidated Statement of Cash Flows - Nine Months
        Ended September 30, 1996 and September 30, 1997....................... 7

        Notes to Consolidated Financial Statements............................ 8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................10

Part II - Other Information

    Item 6.  Exhibits and Reports on Form 8-K.................................13

Signatures....................................................................14

                         PART I - Financial Information

Item 1. Financial Statements

SMC Corporation
Consolidated Balance Sheet
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                    December 31,       September 30,
                                                                           1996                1997
                                                                    -----------        ------------
                                                                                        (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                      $       316        $        285
     Accounts receivable, net                                            12,859              11,540
     Inventories (Note 2)                                                23,633              20,329
     Prepaid expenses and other                                             574                 451
     Deferred tax asset                                                   2,358               2,358
                                                                    -----------        ------------

         Total current assets                                            39,740              34,963

Property, plant and equipment, net                                       19,584              18,988
Intangible assets, net                                                    2,154               2,175
Deferred tax asset                                                          343                 343
Other assets                                                                 99                  52
                                                                    -----------        ------------
         Total assets                                               $    61,920        $     56,521
                                                                    ===========        ============

Liabilities and Shareholders' Equity
Current liabilities:
     Notes payable                                                  $     5,798        $      2,485
     Current portion of long-term debt                                    1,752               1,589
     Accounts payable                                                    17,251              15,730
     Income taxes payable                                                 1,365                 334
     Royalties payable                                                      652                  --
     Product warranty liabilities                                         2,808               3,685
     Current portion of capital lease obligation                             16                  16
     Accrued liabilities                                                  4,095               4,474
     Accrued restructuring costs                                            488                  --
                                                                    -----------        ------------

         Total current liabilities                                       34,225              28,313

Long-term debt, net of current portion                                    6,626               5,538
Capital lease obligation, less current portion                               75                  63
                                                                    -----------        ------------

         Total liabilities                                               40,926              33,914
                                                                    -----------        ------------

Shareholders' equity:
     Preferred stock, 5,000 shares authorized, none
       issued or outstanding                                                 --                  --
     Common stock, 30,000 shares authorized, 6,563
       and 6,343 shares issued
       and outstanding, respectively                                     10,914              10,810
     Additional paid-in capital                                           1,556               1,488
     Retained earnings                                                    8,524              10,309
                                                                    -----------        ------------

         Total shareholders' equity                                      20,994              22,607
                                                                    -----------        ------------

         Total liabilities and shareholders' equity                 $    61,920        $     56,521
                                                                    ===========        ============

                 The accompanying notes are an integral part of
                           this financial statement.

SMC Corporation
Consolidated Statement of Income
(dollars in thousands, except share and per share amounts)
--------------------------------------------------------------------------------


                                                                        Three Months Ended
                                                                           September 30,
                                                                   ------------------------------
                                                                            1996             1997
                                                                   -------------    -------------
                                                                             (unaudited)
Sales                                                              $      56,016    $      51,578

Cost of sales                                                             47,904           44,677
                                                                   -------------    -------------

    Gross profit                                                           8,112            6,901

Selling, general and administrative expenses                               4,806            4,612
                                                                   -------------    -------------

Income from operations                                                     3,306            2,289

Interest expense                                                             194              276

Other expense (income)                                                        88               (1)
                                                                   -------------    --------------

Income before provision for income taxes                                   3,024            2,014

Provision for income taxes                                                 1,210              808
                                                                   -------------    -------------

Net income                                                         $       1,814    $       1,206
                                                                   =============    =============

Net income per share (Note 3)                                      $          .27   $         .18
                                                                   ==============   =============

Weighted average number of shares                                          6,742            6,556
                                                                   =============    =============


                 The accompanying notes are an integral part of
                           this financial statement.

SMC Corporation
Consolidated Statement of Income
(dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                                          Nine Months Ended
                                                                            September 30,
                                                                   -------------------------------
                                                                            1996              1997
                                                                   -------------     ------------
                                                                             (unaudited)
Sales                                                               $    147,849     $    150,643

Cost of sales                                                            126,823          131,863
                                                                    ------------     ------------

Gross profit                                                              21,026           18,780

Selling, general and administrative expenses                              12,622           13,794
                                                                    ------------     ------------

Income from operations                                                     8,404            4,986

Interest expense                                                             493              751

Other expense (income)                                                        39              (37)
                                                                    ------------     ------------

Income before provision for income taxes                                   7,872            4,272

Provision for income taxes                                                 3,150            1,712
                                                                    ------------     ------------


Net income                                                          $      4,722     $      2,560
                                                                    ============     ============


Net income per share (Note 3)                                       $         .71    $        .39
                                                                    ============     ============


Weighted average number of shares                                           6,655           6,561
                                                                    ============     ============


                 The accompanying notes are an integral part of
                           this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(in thousands)
--------------------------------------------------------------------------------


                                               Common stock         Additional
                                          -----------------------      paid-in     Retained
                                              Shares       Amount      capital     earnings        Total
                                          ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1996                     6,563   $   10,914   $    1,556   $    8,524   $   20,994

Net income                                        --           --           --        2,560        2,560

Stock repurchase                                (220)        (104)         (68)        (775)        (947)
                                          ----------   ----------   ----------   ----------   ----------


Balance, September 30, 1997                    6,343   $   10,810   $    1,488   $   10,309   $   22,607
                                          ==========   ==========   ==========   ==========   ==========


                 The accompanying notes are an integral part of
                           this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
--------------------------------------------------------------------------------


                                                                                           Nine months ended
                                                                                             September 30,
                                                                                     ---------------------------
                                                                                             1996           1997
                                                                                     ------------    -----------
                                                                                              (unaudited)
Cash flows from operating activities:
   Net income                                                                        $      4,722    $     2,560
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                                         1,196          1,563
      Changes in current assets and liabilities (excluding acquisition of a business):
        Accounts receivable                                                                (4,869)         1,319
        Inventories                                                                        (3,329)         3,304
        Prepaid expenses and other                                                            (96)           123
        Other assets                                                                           51             47
        Accounts payable                                                                    4,572         (1,521)
        Income taxes payable                                                                  341         (1,031)
        Accrued liabilities and other obligations                                           1,877            116
                                                                                     ------------    -----------

Net cash provided by operating activities                                                   4,465          6,480
                                                                                     ------------    -----------

Cash flows from investing activities:
   Capital expenditures                                                                    (4,983)        (2,173)
   Acquisition of a business                                                               (1,420)            --
   Proceeds from disposal of equipment                                                         --             16
   Other                                                                                       --           (195)
                                                                                     ------------    -----------

Net cash used in investing activities                                                      (6,403)        (2,352)
                                                                                     ------------    -----------

Cash flows from financing activities:
   Net borrowings on notes payable                                                          3,164         (3,313)
   Proceeds from issuance of long-term debt                                                    --            174
   Repayments of long-term debt                                                            (1,046)        (1,425)
   Principal payments on capital lease obligation                                              --            (12)
   Proceeds from sale-leaseback                                                                --          1,364
   Repurchase of capital stock                                                                 --           (947)
                                                                                     ------------    -----------

Net cash provided by (used in) financing activities                                         2,118         (4,159)
                                                                                     ------------    -----------


Net increase (decrease) increase in cash and cash equivalents                                 180            (31)

Cash and cash equivalents, beginning of period                                                 69            316
                                                                                     ------------    -----------


Cash and cash equivalents, end of period                                             $        249    $       285
                                                                                     ============    ===========


                 The accompanying notes are an integral part of
                           this financial statement.

SMC Corporation
Form 10-Q
For the Third Quarter Ended September 30, 1997 (Unaudited)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Basis of Presentation of Interim Period Statements

     The accompanying financial statements are unaudited and have been prepared by SMC Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain financial entries for 1996 have been reclassified to conform to current year presentation. These changes have no impact on previously reported results of operations or shareholders' equity. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.   Inventories

     Inventories by major classification are as follows (in thousands):

                                                      Dec. 31, 1996   Sept.  30, 1997
                                                      -------------   ---------------
        Raw materials                                   $    11,560       $    10,611
        Work-in-progress                                      7,285             7,604
        Finished goods                                        4,788             2,114
                                                        -----------       -----------

        Total                                           $    23,633       $    20,329
                                                        ===========       ===========

3.   Net Income Per Share

     Net income per share is computed based on the weighted average number of shares outstanding during the period, after giving effect to stock options and warrants which are considered to be common stock equivalents, because such options and warrants constitute more than 3% of shares outstanding and thus are considered dilutive.

4.   Related Party Transactions

     During the three- and nine-month period ended September 30, 1997, the Company had sales of $7.4 million and $18.4 million, respectively, to a dealership that is owned by parties related to an officer of the Company. This dealership began operations in March 1997; therefore, no sales were made to this related party in 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales.

                                               Three months ended                         Nine months ended
                                                  September 30                               September 30
                                                  ------------                               ------------
                                                                     Percentage                                     Percentage
                                                                      change in                                      change in
                                                                         dollar                                         dollar
                                                1996         1997       amounts            1996            1997        amounts
                                              ------       ------       -------         -------         -------        -------
Sales.....................................     100.0%       100.0%        (7.9)%          100.0%          100.0%           1.9%
Cost of sales.............................      85.5         86.6         (6.7)            85.8            87.5            4.0
                                              ------       ------                        ------          ------
Gross profit..............................      14.5         13.4        (14.9)            14.2            12.5          (10.7)
Selling, general and administrative
expenses..................................       8.6          8.9         (4.0)             8.5             9.2            9.3
                                              ------       ------                        ------          ------
Income from operations....................       5.9          4.5        (30.8)             5.7             3.3          (40.7)
Interest expense..........................        .3           .6         42.2               .4              .5           52.3
Other (income) and expense................        .2          ---       (101.1)             ---             ---         (194.9)
                                              ------       ------                        ------          ------
Pretax income.............................       5.4          3.9        (33.4)             5.3             2.8          (45.7)
Provision for income taxes                       2.2          1.6        (33.3)             2.1             1.1          (45.7)
                                              ------       ------                        ------          ------
Net income                                       3.2%         2.3%       (33.5)             3.2%            1.7%         (45.8)
                                              ======       ======                        ======          ======


     Sales decreased 7.9% to $51.6 million for the third quarter of 1997 from $56.0 million for the comparable period in 1996. The decrease was primarily the result of a 10.1% decrease in unit sales to 445 units, down from 495 units in the prior year. For the nine months ended September 30, 1997, sales increased 1.9% to $150.6 million from $147.8 million for the comparable period in 1996. This was the result of the impact of price increases across all model lines as unit sales remained relatively unchanged at 1,337 during the nine months ended September 30, 1997, compared to 1,353 units during the comparable period in 1996.

     Gross profit margin decreased 14.9% to $6.9 million for the third quarter of 1997 from $8.1 million for the comparable period in 1996, and decreased as a percentage of sales to 13.4% from 14.5%. For the nine months ended September 30, 1997, gross profit margin decreased 10.7% to $18.8 million from $21.0 million for the comparable period of 1996, and decreased as a percentage of sales to 12.5% from 14.2%. The decrease in gross margin percentage for both time periods was due principally to the Company's investment in start-up operations at its Eastern Oregon manufacturing facility.

     Selling, general and administrative expenses decreased 4.0% to $4.6 million for the quarter ended September 30, 1997 from $4.8 million for the comparable period in 1996, and increased 9.3% to $13.8 million for the nine-month period ended September 30, 1997 from $12.6 million for the comparable period of 1996. The decrease for the third quarter of 1997 compared to 1996 was due principally to lower sales. The increase for the nine-month period compared to 1996 was primarily the result of a higher general level of administrative overhead in relation to sales given the start-up operations of the Company's Eastern Oregon manufacturing facility.

     Given the factors affecting gross margin and selling, general, and administrative expenses, operating income decreased 30.8% to $2.3 million for the quarter ended September 30, 1997 from $3.3 million for the comparable period of 1996. Operating income decreased 40.7% to $5.0 million for the nine months ended September 30, 1997 from $8.4 million for the comparable period during 1996.

     Interest expense increased to $276,000 for the quarter ended September 30, 1997 from $194,000 for the comparable period in 1996, and increased to $751,000 for the nine-month period ended September 30, 1997 compared to $493,000 for the comparable period during 1996. The increases for both periods were due to higher borrowings on the Company's revolving lines of credit.

     For the third quarter of 1997, the Company's effective tax rate was 40.0%, resulting in an income tax provision of $808,000 compared to the effective tax rate of 40.0% resulting in an income tax provision of $1.2 million for the comparable period in 1996. For the nine-month period ended September 30, 1997, the Company's effective tax rate was 40.0% resulting in an income tax provision of $1.7 million, compared to the effective tax rate of 40.0% resulting in an income tax provision of $3.2 million for the comparable period in 1996.

     Net income after tax decreased 33.5% to $1.2 million for the quarter ended September 30, 1997 from $1.8 million for the comparable period of 1996. Net income after taxes for the nine-month period ended September 30, 1997 decreased 45.8% to $2.6 million compared to 1996's net income of $4.7 million.

     Historically, the Company's revenues have been subject to some seasonal fluctuation. Sales demand for high line Class A motor coaches tends to increase with the beginning of new model years, which occur during the Company's third quarter ending September 30. Decreases in sales demand have typically occurred during the second quarter, as dealers delay purchases in anticipation of the new model year.

Liquidity and Capital Resources

     During the first nine months of 1997, the Company generated $6.5 million in cash flows from operations, while its net working capital position increased from $5.5 million at December 31, 1996 to $6.7 million at September 30, 1997 (including cash and cash equivalents of $285,000).

     Cash generated from operations during the first nine months of 1997 along with $1.4 million received from the sale and lease-back of equipment was used to finance capital expenditures of approximately $2.2 million, to pay-down the revolving line of credit for approximately $3.3 million, to service term debt payments of approximately $1.4 million, and to repurchase common stock in the amount of $947,000.

     The Company anticipates that its aggregate capital expenditures for 1997 will be approximately $3.0 million. The Company plans to use cash generated from operations and issuance of long-term debt to fund these expenditures.

     The Company has lines of credit of $10.0 million ($7.5 million of which was available at September 30, 1997), plus an additional $4.0 million equipment financing line of credit, of which $4.0 million was available. Amounts outstanding under these lines of credit bear interest at prime (8.5% at September 30, 1997) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants, which provide that the Company receive consent from the lender before engaging in any mergers, consolidations or sale of assets not in the ordinary course of business, and any guarantees by the Company of debts or obligations of other persons or entities. The Company was in compliance with all covenants and agreements at September 30, 1997. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of September 30, 1997, the Company estimates its total contingent liability under repurchase obligations was approximately $90.0 million. To date, losses incurred by the Company pursuant to repurchase obligations have been minimal. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

                           Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          11  Statement of Calculation of Average Common Shares Outstanding

          27  Financial Data Schedule

(b)       Reports on Form 8-K

          No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SMC CORPORATION
                                       (Registrant)


Date:  November 14, 1997               By: JAY L. HOWARD
                                           -------------------------------------
                                           Jay L. Howard
                                           President, SMC Corporation


                                       By: JOHN L. VARNER
                                           -------------------------------------
                                           John L. Varner
                                           Chief Accounting Officer,
                                           SMC Corporation

                                  Exhibit Index

Exhibit
   No.                Description
-------               -----------

   11                 Statement of Calculation of Average
                      Common Shares Outstanding

   27                 Financial Data Schedule