Form 10-K
period 1997-12-31
SMC CORP
filed 1998-03-31
CIK 932129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997 or
                                           -----------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 17, 1998: $19,526,600. For purposes of this calculation, officers and directors are considered affiliates.

     Number of shares of Common Stock outstanding at March 17, 1998: 6,545,349.

                       Documents Incorporated by Reference
                       -----------------------------------

                                                          Part of Form 10-K into
Document                                                    which incorporated
--------                                                  ----------------------

Proxy Statement for 1998 Annual
  Meeting of Shareholders                                        Part III

                                TABLE OF CONTENTS

Item of Form 10-K                                                           Page

PART I.......................................................................  1

Item 1      Business.........................................................  1

Item 2      Properties....................................................... 13

Item 3      Legal Proceedings................................................ 14

Item 4      Submission of Matters to a Vote of Security Holders.............. 14

Item 4(a)   Executive Officers of the Registrant............................. 14

PART II...................................................................... 16

Item 5      Market for the Registrant's Common
            Equity and Related Shareholder Matters........................... 16

Item 6      Selected Financial Data.......................................... 17

Item 7      Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations....................................................... 19

Item 8      Financial Statements and Supplementary Data...................... 26

Item 9      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure........................... 27

PART III..................................................................... 28

Item 10     Directors and Executive Officers of
            the Registrant................................................... 28

Item 11     Executive Compensation........................................... 28

Item 12     Security Ownership of Certain Beneficial
            Owners and Management............................................ 28

Item 13     Certain Relationships and Related
            Transactions..................................................... 28

PART IV...................................................................... 29

Item 14     Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K.......................................... 29

SIGNATURES................................................................... 32

                                     PART I

ITEM 1.  BUSINESS

Introduction

     SMC Corporation (SMC or the Company) is one of the largest manufacturers of high-line motor coaches in the United States. SMC was incorporated in Oregon in 1986 and production operations began in 1987. SMC is headquartered in Harrisburg, Oregon and has seven operating subsidiaries. The Company's executive offices are located at 30725 Diamond Hill Road, Harrisburg, Oregon, 97446, and its telephone number is (541) 995-8214. The subsidiaries of the Company are Safari Motor Coaches, Inc. (Safari), Magnum Manufacturing, Inc. (Magnum), Beaver Motor Coaches, Inc. (Beaver), Electronic Design & Assembly, Inc. (ED&A), Composite Technologies, Inc. (CTI), Harney County Operations, Inc. (HCO), and SMC Midwest, Inc. (Midwest). Safari and Magnum are located in Harrisburg, Oregon; Beaver and ED&A are located in Bend, Oregon; CTI and HCO are located in Hines, Oregon; and Midwest was located in Minneapolis, Kansas, but is no longer in operations as of the date of this report, although it is still in legal existence.

General Background

     Within the multi-billion dollar recreational vehicle industry, the majority of SMC's products are positioned among the most expensive. SMC predominately builds luxury Class A motor coaches - motorized, fully self-contained motorhomes with features such as solid hardwood cabinetry, powerful diesel engines, and residential decor that separate these coaches from the rest of the market.

     This select segment was targeted from Safari's founding and the Company rapidly grew to become a leader in the luxury market. Mathew Perlot, SMC's founder and Chief Executive Officer, considered this market particularly attractive - anticipating the aging of the "baby boomers" and believing that this maturing, affluent group would provide growing support for this product. The initial product included coaches ranging from 30 to 34 feet and retailed for about $100,000. Over the next several years Safari expanded its product offerings to both higher and lower price points, to include coaches ranging in length from 24 to 40 feet, and with retail prices ranging from $70,000 to $230,000.

     Magnum began production of chassis for Safari products in 1993 and has since expanded operations to provide chassis for seven of the eight model lines of Safari and Beaver products. By manufacturing chassis specially designed for applications in the recreational vehicle (RV) industry, the Company believes it has quality, ride and cost advantages over competitors that do not build their own chassis.

     SMC acquired the Beaver brand names and production facilities in 1994. At that time the Beaver product ranged in retail price from $180,000 to $350,000. The line has since been broadened to include a lower-priced coach, the Monterey. This expansion of product offerings has enabled Beaver to expand distribution of its products.

     In 1996 the Company began to seek product opportunities in the lower-priced segment of the recreational vehicle industry when it entered the Class C market through its acquisition of Honorbuilt Industries, Inc. in Minneapolis, Kansas, producer of the El Dorado brand Class C motor home. Class C motor coaches are constructed on a chopped van chassis with the living quarters being added by the manufacturer, including full bathrooms, separate bedrooms, and full kitchens. With retail prices ranging from $44,000 to $50,000, SMC's El Dorado brand Class C motor coaches occupy the middle range of the market. The Company continued its penetration into the upper range Class C market in 1997 through its operations at HCO and the introduction of a Safari brand Class C motor coach. This model has retail prices ranging from $64,000 to $76,000. Although the Company's primary market focus remains the high-line luxury motor coaches it built its foundation on, and all sales of its Class C product only represented 5% of overall sales in 1997, the Company plans to continue to develop this segment of its business.

Milestones in 1997

     In 1997 the Company maintained its core market -- high-line motor coaches with retail prices typically over $150,000. The Company's estimated market share of high-line retail sales was 27.6%, 29.1%, and 24.5% in 1997, 1996, and 1995, respectively. Total retail sales in this segment of the market increased to almost 4,400 units in 1997, up 5% from 1996.

     The Company continued its expansion into the Class C recreational vehicle market through operations at its new HCO facility in Hines, Oregon. The Company began development and prototype construction of a Safari brand Class C motor coach at HCO late in 1996. During 1997, the Company sold 158 units of this new product, and market acceptance appears to be favorable.

     Also developed at HCO during 1997 was a new Class A motor coach, the Renegade. With retail prices starting at $125,000, the Renegade is targeted toward the entry-level of the Class A market -- buyers that are value-oriented but still demanding features and quality. This segment of the market has become very popular, and the Company expect significant sales of this product in 1998. The production facility in Hines, Oregon has ample production capacity to meet expected demand for both the Renegade Class A coaches as well as the Class C production.

     At the Beaver facility, the newly designed Contessa Class A model was introduced. The Contessa had been a Beaver product before the Company acquired Beaver in 1994, but had been dormant since that time. Priced below the existing Patriot model but above the Monterey, the Contessa has been resurrected with a new design and feature set that has been widely accepted. Additionally, an upgraded version of the Patriot model, the Thunder, was introduced and features a powerful 425-horsepower engine and a heavy-duty transmission.

     At the Safari facility, an upgraded version of the Continental, the Panther, was introduced and features a powerful 425-horsepower engine, a heavy-duty transmission, and custom exterior graphics. Plans for a new Safari Class A product to be introduced in 1998 are being developed. This model will be priced at the lower range of the Class A market, targeting a market similar to that of the Renegade, but designed with the distinction of a Safari brand product.

     At the Magnum facility, a new chassis was developed for the Beaver Marquis. Previously, the Marquis was constructed on a Gillig brand chassis. Gillig ceased production of the chassis in 1997. Magnum acquired the rights to manufacture the chassis from Gillig and, after making some modifications for the Marquis' specific requirements, now produces the chassis at a lower overall cost to the Company. With the new chassis, Magnum now produces the chassis for all of the Company's models except the Trek, Renegade and Class C models, resulting in significant overall costs savings to the Company.

     The Company completed its planned exit and closure of its Midwest facility as announced in December of 1996. In the prior year, management determined that the losses being incurred through operation of the Midwest facility were not acceptable. A pre-tax restructuring charge of $2.4 million was incurred related to this decision in 1996. The exit plan was completed as planned, and no further restructuring charges were necessary in 1997. Production of the El Dorado brand Class C motor coach produced by Midwest is planned to be continued at the Company's HCO production facilities in Hines, Oregon along with the Safari Class C and Renegade products.

     The Company opened a service center facility in Tampa, Florida to provide better, more timely, and cost effective customer service. This service center operation is a branch of the existing service center located in Harrisburg, Oregon, and the Company is able to use the resources of skilled technicians during slow service periods in Oregon at the new facility in Florida.

     During 1997, work was completed on the implementation of a geothermal heating system at the HCO facility. The project cost of approximately $1.4 million will be offset by approximately 45% through federal and state tax credits available to be taken over the next five years. Additionally, the cost of heating the facility will be reduced substantially.

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

                                                                1993          1994          1995          1996          1997
                                                               -----         -----         -----         -----         -----
                                                                          (In thousands, except percentage data)
Unit shipments from manufacturers to dealers:
  All recreational vehicles.................................   420.2         518.8*        475.2*        466.8*        438.8*

  All motor coaches.........................................    51.4          58.1          52.8          55.3          55.0
  Class A motor coaches.....................................    31.9          37.3          33.0          36.5          37.6

Unit retail sales and market share data:
  High-line motor coaches...................................     3.1           3.6           3.9           4.2           4.4
  SMC percentage of high-line market:**.....................    19.4%         24.6%         24.5%         29.1%         27.6%
                                                                =====         =====         =====         =====         =====

* RVIA modified its reporting to include van conversions in 1994. The impact was to increase reported shipments by approximately 75,000 units.

**   For all years includes sales for both Safari and Beaver motor coaches
     (excluding Trek).

     SMC focuses primarily on the high-line segment of the Class A motor coach market. Class A motor coaches incorporate kitchen, sleeping and bathroom facilities built on a self-powered chassis. The term "high-line motor coach" is almost synonymous with "diesel pusher." For reasons of cooling and drive train engineering, almost all motor coaches are powered either by a gasoline engine mounted in the front or a diesel engine mounted in the rear. Diesel pushers are more expensive, but can be built longer and are generally more powerful. Thus most high-line coaches are diesel pushers - with horse power ratings over 300, and at this time nearly all high-line diesel pushers retail for over $150,000.

     All of SMC's products except the Trek, El Dorado, Safari Class C, and Renegade models are high-line coaches with retail prices over $150,000. Although the Trek shares many high-line features of the Company's other models, its retail price ranges from $79,000 to $97,000, and it is therefore excluded from market data compiled for high-line products. The El Dorado is a Class C motor coach with retail prices ranging from $44,000 to $50,000, which the Company began selling in 1996. The Safari Class C prices range from $64,000 to $76,000. There were no sales of the new Class A Renegade model in 1997; it will retail sale in the price range of $125,000 to $140,000.

     The high-line segment of the Class A RV market has seen consistent growth since 1989, and in recent years this market has attracted many other companies. Many "mainstream" RV builders, such as Fleetwood, Winnebago, and Coachmen, have developed offerings in this market. Meanwhile, some luxury builders, such as Monaco Coach and Country Coach, have broadened their product lines. Some companies are not surviving. Beaver Coaches was acquired by SMC in 1994 and Holiday Rambler was purchased by Monaco Coach in early 1996.

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

     Low Interest Rates

     Interest rate levels affect the cost of a motor coach for consumers who finance their purchase and, more significantly, the cost of inventory maintenance for motor coach dealers. Recent periods of relatively low interest rates have facilitated dealer financing resulting in generally higher dealer stocking levels.

     Favorable Tax Treatment

     U.S. tax laws generally allow individuals who itemize deductions to deduct interest paid on loans used to finance the purchase of either a first or second residence. The definition of "residence" has been interpreted to include motor coaches of the type manufactured by the Company. The Company believes the tax deductibility of interest paid on loans used to purchase a Class A motor coach increases the attractiveness of ownership. These laws, however, have historically been amended frequently, and it is likely that further amendments and additional tax laws will be applicable to financing the purchase of motor coaches in the future. There is no assurance that favorable tax treatment for financing the purchase of motor coaches will not be amended or repealed.

Sales and Marketing

     SMC has two distinctive brands that are marketed through separate dealer networks. (Sales of Class C motor coaches to date have not been a significant part of the Company's business, and the Renegade had no sales in 1997 as it was introduced early in 1998.) The Beaver and Safari product are deliberately kept differentiated to help increase total penetration of the high-line market. The Beaver product is marketed as a "traditional" luxury RV. Its fiberglass wall construction, air suspension, and "classic" RV styling places the Beaver models near the mainstream of high-line coaches. The Safari product is avant-garde in comparison. Its aluminum and stainless steel exterior are unique in this market, and innovations such as the Velvet-Ride(TM) Suspension and power disk brakes further separate the Safari from the rest of the luxury RV market. This two-pronged attack on the luxury market has successfully expanded SMC's overall penetration, with an estimated market share of almost 28%.

     The Company markets its products through independent dealers throughout the United States and Canada. Few dealers carry both the Safari and Beaver brand products. SMC has made dealer development a priority, because it believes that an expanded dealer base results in greater retail sales exposure and ultimately more retail sales volume. Total Class A dealer locations were 87, 107, and 86 as of December 31, 1997, 1996, and 1995, respectively.

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

     A key part of the Company's marketing effort is the sponsorship and active promotion of Safari International and the Beaver Ambassador Club, both of which are active owners clubs for owners of Safari and Beaver products, respectively. Members of these groups socialize, discuss common experiences and enjoy motor coaching activities together, thus helping to build customer loyalty and enthusiasm. The Company publishes quarterly newsletters for members of the owners' clubs, as well as a quarterly magazine, the "Rendezvous," which is circulated to owners, prospective purchasers, suppliers, dealers and employees. In addition, the Company annually sponsors "homecoming" rallies at the Safari and Beaver factories, open to all Safari and Beaver coach owners.

     Dealers typically finance their inventory through revolving credit facilities established with asset-based lending institutions, including specialized finance companies and banks. It is industry practice for these "floor plan" financiers to require motor coach manufacturers to repurchase motor coaches previously sold to the dealer if the dealer defaults on its financing agreements or if the lender otherwise has a reasonable basis to be concerned about the ability of the dealer to meet its obligations to the lender. This agreement typically applies for a period of 12 to 18 months from the date of the dealer's purchase from the manufacturer. See "Item 7 --Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

     The Company takes several steps to reduce its exposure to coach repurchase risk. A dealer is typically required to make periodic payments of principal, referred to as "curtailment," to the flooring financing institution commencing in the seventh month after purchase of the coach. A coach manufacturer may waive these curtailment payments at the request of a dealer, but the Company generally will not do so and, in any event, will do so only if the dealer owes to the flooring institution no more than 90% of the wholesale price of the coach. The Company also monitors the inventory levels and financial circumstances of its dealers through reports generated by the flooring institutions and through frequent contact by its sales personnel with the dealers. If a dealer is experiencing undue difficulty in selling the Company's coaches, the Company will often work with that dealer to voluntarily move the coaches to a dealer that can sell additional inventory. The Company believes, however, that its most fundamental protection against significant loss due to repurchase obligations is the production and marketing of motor coaches that are sufficiently popular to enable the Company quickly to resell, at satisfactory prices, any coaches it may be required to repurchase. For 1995 and 1996 the Company made no repurchase payments under flooring arrangements. In 1997, the Company repurchased a total of 8 El Dorado motor homes under the requirements of the repurchase obligations with two of its flooring financing institutions when two separate motor home dealerships went out-of-business. No significant losses were incurred upon the subsequent resale of the motor homes.

     For 1997, sales of Safari coaches to Guaranty RV Center, one of the largest motor coach dealers in the U.S. and located just a few miles from the Company's headquarters, accounted for approximately 10% of net sales. Destinations RV, Inc., located in two locations in Oregon, accounted for 12% of net sales. See
Note 7 of Notes to Consolidated Financial Statements.

Product Information By Subsidiary

     Beaver

     Marquis

     The Marquis is positioned at the top of the Beaver product line. With retail prices of over $375,000, it is one of the most expensive and luxurious motor coaches in production today. The Marquis has traditionally been the most visible and best recognized of the Beaver models. The Marquis motor coach has been further upgraded in 1997 to its current ultra-luxury position. As part of this strategy, production of the Marquis was slowed and a craftsman-intensive team production program was developed to produce each vehicle. New cabinet technologies were introduced, allowing the use of exotic veneers and richer lacquers. The Marquis is now positioned as a limited production, prestige product with an average production rate of approximately 1.5 units per week. Previously built on a chassis supplied by an outside supplier, in 1997 the Marquis began being built on a chassis developed by Magnum at an overall cost savings for the Company.

     Patriot

     In July 1995, SMC introduced the 1996 Patriot on the all-new Magnum B-Series chassis. This new Magnum chassis replaced a chassis from an outside chassis vendor used since the Patriot model was introduced in 1992. The Patriot model has a retail price ranging from $208,000 to $300,000, depending upon options which include the upgraded Thunder option which features a powerful 425-horsepower engine and a heavy-duty transmission.

     Contessa

     In 1997, the Company reintroduced the completely new designed Contessa, which had been a Beaver model prior to the acquisition of Beaver in 1994. The Contessa is a high-end coach powered by a 330-horsepower engine which retails for between $190,000 and $230,000, depending upon options.

     Monterey

     The Monterey is the first all-new product in the Beaver line since the acquisition in 1994. Retailing for between $151,000 and $193,000, depending upon options, the Monterey provides Beaver with a product priced for broader appeal. The Monterey uses chassis and floor plans that are similar to the Safari Sahara, but differs considerably from the Safari product in styling options. In addition, an air-ride option has been developed to provide the traditional RV owner an alternative which is typically seen in high-line motor coaches.

     Safari

     Continental

     The Continental is the flagship product from Safari. Its design and technology features include disk brakes, B.F. Goodrich's Torsilastic suspension system, and Magnum Intellidrive computerized monitoring display, all as standard equipment. The Continental retails from $225,000 to $287,000, depending upon options, including the Panther option which features a powerful 425-horsepower engine and a heavy-duty transmission.

     Serengeti and Ivory

     As the oldest of the Safari brand names, the Serengeti has been the core Safari product since its introduction in 1988. The Serengeti retails from $188,000 to $245,000, depending upon options, and its sibling, the Ivory model, occupies the higher end of that price range.

     Sahara

     The Sahara model was introduced in 1993 and then repositioned in 1994 to stand as a value-oriented luxury coach. The Sahara model retails from $139,000 to $189,000, depending upon options. The product provides many of the features of the Serengeti and Ivory at a lower cost to the customer.

     Trek

     The Trek is constructed on a Chevrolet chassis. As the lowest priced SMC motor coach, it also has the lowest profit margin and is intended to acquaint new customers with SMC's products and attract them to the RV lifestyle. The Trek retails between $79,000 and $97,000, depending upon options.

Harney County Operations (DBA Harney Coach Works)

     Safari Class C

     The Safari Class C is constructed on a Ford or Chevrolet van chassis. The first sales of the Safari Class C were made in 1997. These units retail from $64,000 to $76,000, depending upon options, and occupy the high-end of the Class C motor home market.

     Renegade Class A

     The Renegade is presently constructed on a Spartan "Range Master" chassis. In the future, the Company expects to produce the chassis from its Magnum facility (see Manufacturing section). No sales of this product were made in 1997, but shipments began early in 1998. With retail sales prices ranging from $125,000 to $140,000, depending upon options, the Renegade is priced lower than any of the Company's Class A product, except for the Safari Trek. The Renegade is targeted to the expanding entry level Class A market which offers many features of the higher-line models, but at a more affordable pricing structure.

     El Dorado

     The El Dorado brand Class C motor home was acquired through the acquisition of Honorbuilt Industries in 1996. Production of the model at the Kansas facility was ceased in 1997, but production is expected to continue at HCO. The El Dorado is priced at the mid-range of Class C motor homes retailing in the range of $44,000 to $50,000, depending upon options.

Backlog

     Motor coach dealers, particularly those with a relatively large sales volume, from time to time indicate to motor coach manufacturers the number of coaches they expect to purchase in the following months. While the Company regularly receives such indications, the Company includes in its backlog only purchase orders it has received that are sufficiently complete as to specifications (color, floor plan, options, etc.) to permit the Company to schedule production of the coach. Consequently, backlog generally represents orders for coaches scheduled to be manufactured and shipped in the following 45 to 60 days. The Company's backlog at December 31, 1997 was $21.3 million, compared to backlog of $7.9 million at December 31, 1996. Backlog can fluctuate substantially as the result of the receipt of purchase orders in connection with various major motor coach shows and rallies, which are not held at even intervals throughout the year. Consequently, and because orders are generally cancelable without penalty, the amount of backlog at any date is not necessarily indicative of sales in future periods. To date, order cancellations have not been material.

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

     The Company maintains toll-free telephone lines for customers to call with repair or operating questions or problems. Although many questions can be resolved by telephone, the Company often refers the customer to a local dealer or repair facility for additional assistance. The Company also opened a new 24-bay service center in Harrisburg in November 1995 to better serve its customers. In 1997, a service center was opened in Tampa, Florida to expand its customer service opportunities further.

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

     Certain of the components and subassemblies included in the Company's motor coaches are obtained from a single or limited number of suppliers. Transmissions of the type used in the Company's coaches and those of most of its competitors are manufactured solely by Allison Transmission. Although the Company believes it would be able to develop alternate sources for any of the components used in its products, significant delays or interruptions in the delivery of certain components from suppliers or difficulties or delays in shifting to new suppliers could have a material adverse effect on the Company.

     In 1997, the Company was limited in the number of medium-duty transmissions it was able to obtain from Allison. This limitation caused two primary effects. First, the Company responded to the limitation by shifting its product mix towards the higher-end Safari Panther and Beaver Thunder model options which utilize a heavy-duty transmission which was in available supply. This shift in mix resulted in lower overall unit sales but increased the overall sales dollar per unit. Secondly, the Company was unable to begin production of the chassis for its new Renegade Class A model at its Magnum facility. Instead, the chassis was purchased from an outside supplier and will continue to be until more transmissions are available, thus delaying the full cost savings the Company will achieve when it is able to produce the chassis internally. It is uncertain when the supply of medium-duty transmissions available from Allison will return to the level the Company requires for optimal production levels.

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

     The business and operations of the Company are affected by federal, state, and local environmental regulations relating to air and water pollution, hazardous wastes, and noise. These regulations control the Company's use, storage, and disposal of production chemicals and other wastes. The regulations also restrict the Company's air contaminant emissions and waste water discharges and prohibit noise in excess of certain levels.

     The Company holds a federal operating permit as required by Title V of the federal Clean Air Act Amendments of 1990 (a "Title V Permit") for its Safari and Beaver motor coach manufacturing facilities. The combined CTI and HCO facility holds an air contaminant discharge permit ("ACDP"), issued by the Oregon Department of Environmental Quality and has applied for a Title V permit. The Company believes it will be issued the permits necessary to allow it to operate these facilities. The ACDPs and the Title V permits, however, are issued for operations at specified levels, and any increase in emissions beyond those levels, including increases resulting from expanded operations or process modifications, will require permit amendments.

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

Employees

     At December 31, 1997 the Company had 1,433 full-time employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and Safari and Magnum manufacturing facilities are located in Harrisburg, Oregon on property owned by the Company. The corporate headquarters and Safari manufacturing facility consists of buildings totaling 163,000 square feet on 16 acres, with 11,300 square feet of office space and 151,700 square feet of manufacturing space. The Magnum manufacturing facility consists of four buildings with a combined size of approximately 93,000 square feet on 12 acres. The Company's Beaver manufacturing facility is located in Bend, Oregon and consists of four buildings totaling 34,600 square feet on 3.5 acres that are owned by the Company, and an additional 90,100 square feet on 7.8 acres, that are leased on a long-term basis. In January 1996, the Company purchased a 172,000 square foot building on 16 acres in Hines, Oregon to meet future production requirements. The Company leases a 13,000 square foot facility in Bend, Oregon where ED&A operates. The present lease has an option to renew through December of 2005.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation arising out of its operations in the normal course of business, including claims under the "lemon laws" of various states. The Company believes such legal proceedings, if determined adversely to the Company, would not have a material impact on the Company.

     As a manufacturer and seller of motor coaches, the Company is subject to a risk of loss resulting from claims that its products or components of its products caused or contributed to damage or injury. The Company has obtained product liability insurance under terms it considers acceptable. In the past, the Company has not incurred material expenses for product liability; however, such liabilities, if incurred in the future, could have a material adverse effect on the Company's operations if they exceed the insurance coverage maintained. Furthermore, there can be no assurance that the Company will be able to obtain insurance coverage in the future at adequate levels or for a reasonable cost.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of March 18, 1998.

       Name                Age       Position
       ----                ---       --------

Mathew M. Perlot            61       Chief Executive Officer and Chairman of the
                                     Board

Jay L. Howard               45       President and Chief Operating Officer

John L. Varner              32       Chief Financial Officer

Janet Engles Kehoe          53       Vice President - Administration

Gordon R. Perlot            35       Vice President - Corporate Projects

     Mathew M. Perlot co-founded the Company in November 1986 and has served as Chief Executive Officer and Chairman of the Board since that time. Mr. Perlot also served as President until May of 1997 when he was succeeded by Jay L. Howard. Mr. Perlot served as Director of Sales and Marketing for Monaco Coach Corporation from 1982 to 1985 and for Beaver Coaches, Inc. from 1985 to 1987. Mr. Perlot also served as President of RV Marketing, Inc. from 1980 to 1987. Mr. Perlot is married to Connie M. Perlot, a director and Secretary-Treasurer of the Company, and is the father of Gordon R. Perlot.

     Jay L. Howard joined the Company as Corporate Vice President of Manufacturing in December 1995. In May of 1997, he succeeded Mathew M. Perlot as President and Chief Operating Officer. From 1979 to 1995 Mr. Howard served as Vice President of Manufacturing for Dazey Corporation, an international manufacturer of personal care and kitchen appliances. Mr. Howard is a Certified Manufacturing Engineer by S.M.E. with additional certifications from A.P.I.C.S. and A.S.Q.C.

     John L. Varner joined the Company as Corporate Controller in April 1995. He became Chief Financial Officer in August of 1997. Prior to joining the Company, Mr. Varner was employed as an accountant with Price Waterhouse LLP, commencing in August of 1987. Mr. Varner is a CPA and holds a B.A. degree in Business Administration from Washington State University.

     Janet Engles Kehoe joined the Company in June 1994 as Personnel Manager for Beaver Motor Coaches. From July 1996 to December 1997 she served as Corporate Human Resources Director and now serves as Vice President of Administration. From April 1987 to June 1994 she held the position of Personnel Manager for Beaver Coaches, Inc., which was purchased in June 1994 by SMC corporation. Ms. Kehoe holds a Senior certification from the Society of Resources Management and a B.S. degree in Business Management from Linfield College.

     Gordon R. Perlot joined the Company as a production supervisor in October 1988 and became manager of mechanical operations in 1989. In 1992 Mr. Perlot directed the design and development of the Magnum chassis and in 1993 became plant manager of Magnum Manufacturing, Inc. In 1996, Mr. Perlot became General Manager of the newly created subsidiary, Harney County Operations, Inc. In 1997, he became Vice President of Corporate Projects. Mr. Perlot is the son of Mathew
M. Perlot.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market System since January 20, 1995 under the symbol SMCC. Information with respect to the high and low sales prices for the Common Stock is set forth on page F-21.

     At March 17, 1998 there were 80 shareholders of record of the Company's Common Stock and 6,545,349 shares were outstanding. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

     The Company did not pay any dividends in 1996 or 1997. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1997 have been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

                                                                    Year Ended December 31,
                                            ------------------------------------------------------------------------
                                                  1993           1994           1995            1996            1997
                                            ----------     ----------    -----------     -----------     -----------
                                                    (In thousands, except per share and other operating data)
Statement of Income Data:
Sales....................................   $   60,583     $  124,247    $   148,189     $   200,835     $   203,019
Cost of sales............................       52,679        108,833        128,846         174,457         175,809
                                            ----------     ----------    -----------     -----------     -----------
Gross profit.............................        7,904         15,414         19,343          26,378          27,210
Selling, general and administrative
   expenses..............................        4,591          8,429         11,702          17,601          19,353
Restructuring expense....................           --             --             --           2,392              --
                                            ----------     ----------    -----------     -----------     -----------
Income from operations...................        3,313          6,985          7,641           6,385           7,857
Other expense............................          258            212            774             418             813
                                            ----------     ----------    -----------     -----------     -----------
Income before provision for
   income taxes..........................        3,055          6,773          6,867           5,967           7,044
Provision for income taxes(1)............           --             --          1,926           2,384           2,798
                                            ----------     ----------    -----------     -----------     -----------
Net income...............................   $    3,055     $    6,773    $     4,941     $     3,583     $     4,246
                                            ==========     ==========    ===========     ===========     ===========
Net income per share - basic                $      .53     $     1.18    $       .76     $       .55     $       .65
                                            ==========     ==========    ===========     ===========     ===========
Net income per share - diluted...........   $      .53     $     1.18    $       .74     $       .54     $       .65
                                            ==========     ==========    ===========     ===========     ===========
Weighted average shares outstanding -
  basic..................................        5,763          5,763          6,469           6,563           6,506
                                            ==========     ==========    ===========     ===========     ===========
Weighted average shares outstanding -
  diluted................................        5,763          5,763          6,647           6,661           6,507
                                            ==========     ==========    ===========     ===========     ===========

Pro Forma Statement of
   Income Data:
Income before provision for
   income taxes..........................   $    3,055     $    6,773    $     6,867             N/A             N/A
Pro forma provision for income
   taxes (1).............................        1,176          2,614          2,612             N/A             N/A
                                            ----------     ----------    -----------
Pro forma net income (1).................   $    1,879     $    4,159    $     4,255             N/A             N/A
                                            ==========     ==========    ===========
Pro forma net income per
  share - basic (1)(2)...................   $      .33     $      .72    $       .66             N/A             N/A
                                            ==========     ==========    ===========
Pro forma net income per
   share - diluted (1)(2)................   $      .33     $      .72    $       .64             N/A             N/A
                                            ==========     ==========    ===========
Pro forma common shares - basic (2)......        5,763          5,763          6,469             N/A             N/A
                                            ==========     ==========    ===========
      Pro forma common shares - diluted (2)      5,763          5,763          6,647             N/A             N/A
                                            ==========     ==========    ===========

Other Operating Data:
Coaches sold.............................          747          1,199          1,405           1,859           1,765

                                                                      Ended December 31,
                                            ------------------------------------------------------------------------
                                                  1993           1994           1995            1996            1997
                                            ----------     ----------    -----------     -----------     -----------
                                                                       (In thousands)
Balance Sheet Data:
Current assets...........................   $   10,083     $   20,093    $    26,109     $    39,740      $   39,081
Property and equipment...................        5,060          8,911         12,061          19,584          18,585
Total assets.............................       15,143         32,504         41,198          61,920          59,842
Current liabilities......................        9,671         25,222         18,254          34,225          29,335
Long-term debt...........................        1,194          4,169          4,676           6,626           5,376
Shareholders' equity.....................        4,278          2,263         17,411          20,994          24,293

-----------------

(1) The Company was an S corporation and accordingly was not subject to federal and state income taxes prior to 1995. Pro forma net income reflects federal and state income taxes as if the Company had been a C corporation, based on the effective tax rates that would have been in effect during those periods. Effective January 1, 1995 the Company elected C corporation tax status. In accordance with SFAS No. 109, "Accounting For Income Taxes," the
     Company recorded a transition adjustment to establish a deferred asset for prepaid taxes, reducing the Company's reported tax provision by $686,000 for 1995. The 1995 pro forma provision for income taxes reflects the provision for income taxes as if this transition adjustment were excluded.

(2) Shares used in pro forma computations of income per share include the estimated number of shares required to be sold by the Company in its initial public offering to make final S corporation distributions to the Company's shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     SMC Corporation designs, manufactures, and markets predominantly Class A motor coaches. The Company's Safari and Beaver motor coaches include seven high-line models, with suggested retail prices ranging from approximately $150,000 to over $375,000, and one model with suggested retail prices of $79,000 to $97,000. A new Class A model to be introduced in 1998 will have a suggested retail price ranging from $125,000 to $140,000. In 1996 the Company entered the Class C market with the El Dorado motor coach, which has a suggested retail price ranging from $44,000 to $50,000. In 1997, the Company introduced another class C model, the Safari, which has a suggested retail price ranging from $64,000 to $76,000.

     The Company shipped its first motor coach in July 1987. The Company's 1987 sales totaled $3.7 million, and the Company has experienced sales increases in each succeeding year. Sales through 1990 were solely of the Company's Safari model, a high-line motor coach priced as a more affordable alternative to custom coaches. In late 1990 the Company introduced the Trek model, which was designed to attract buyers in the mid-line price range of the market but shares many high-line features with the Company's other models. To expand its presence in the higher end of the motor coach market, the Company introduced the Continental model in March 1992. These models take advantage of the cost and quality benefits derived from production-line manufacturing techniques, while satisfying the expectations of sophisticated motor coach purchasers. In June 1993 Magnum Manufacturing, Inc. commenced operations to build chassis for Safari motor coaches. The manufacture of its own chassis, uncommon in the high-line motor coach industry, reduces the Company's production costs, improves quality control and allows the Company to respond directly and effectively to customer service issues on both the chassis and the coach body. In 1995 Magnum commenced manufacturing of chassis for Beaver's Patriot and Monterey products, and in 1997 commenced manufacturing for Beaver's Marquis chassis.

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

     The acquisition of Beaver enabled the Company to expand its product offerings with Beaver's Patriot and Marquis lines, which have significantly different characteristics from Safari products. Positioned as a more "traditional" product, Beaver's Patriot and Marquis offer air suspension and brake systems, have more conservative floor plans and decor and have a reputation for extremely high quality craftsmanship. In 1995 Beaver introduced the Monterey, a lower priced motor coach with a retail price ranging from $151,000 to $193,000. This new product also launched a major dealer expansion effort for Beaver products which expanded Beaver's dealer base from 14 sites in 1994 to 33 sites in 1997.

     Effective June 14, 1996, the Company acquired certain assets of Honorbuilt Industries, Inc., a manufacturer of the Class C motor coach model El Dorado in Minneapolis, Kansas. The Company operated the facility for six months at an operating loss. In December 1996, the Company's management decided to discontinue production at the Kansas facility to reduce unacceptable operating losses. Production of the El Dorado is expected to continue at the Company's HCO facility in Oregon.

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

     The acquisition was accounted for by the purchase method. Accordingly, the purchase price of $1.4 million was allocated to the assets acquired based on their estimated values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of assets acquired totaled $561,000, which was recorded as goodwill and was initially amortized on the straight-line basis over 15 years. See Note 9 of Notes to Consolidated Financial Statements

     On December 26, 1996, the Company announced the planned exit and closure of the operations at the Minneapolis, Kansas facility in an effort to reduce excessive costs that were not anticipated when the Company acquired the assets of Honorbuilt. The closure has been treated as a restructuring for financial reporting purposes, and a total charge of $2.4 million has been made for the year ended December 31, 1996 related to the Midwest restructuring.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.

                                                                                     Percentage change in
                                                                                      dollar amounts from
                                               Year ended December 31,              ---------------------
                                         ----------------------------------             1995         1996
                                             1995         1996         1997          to 1996      to 1997
                                         --------     --------     --------         --------     --------
Sales............................           100.0%       100.0%       100.0%            35.5%         1.1%
Cost of sales....................            87.0         86.9         86.6             35.4          0.8
                                         --------     --------     --------         --------     --------
Gross profit.....................            13.0         13.1         13.4             36.4          3.2
Selling, general and
 administrative expenses.........             7.9          8.7          9.5             50.4         10.0
Restructuring expense............              --          1.2           --              N/A          N/A
                                         --------     --------     --------
Income from operations...........             5.1          3.2          3.9            (16.4)        23.1

Interest expense.................             0.6          0.3          0.5            (24.7)        36.2

Other (income) and
 expense.........................            (0.1)        (0.1)        (0.1)            96.3        (55.1)
                                         --------     --------     --------

Pretax income....................             4.6          3.0          3.5            (13.1)        18.1

Provision for income taxes.......             1.3          1.2          1.4             23.8         17.4
                                         --------     --------     --------
Net income.......................             3.3          1.8          2.1            (27.5)        18.5
                                         ========     ========     ========

Pretax income....................             4.6          N/A          N/A              N/A          N/A
Pro forma provision for
  Income taxes...................             1.8          N/A          N/A              N/A          N/A
                                         --------
Pro forma net income.............             2.8%         N/A          N/A              N/A          N/A
                                         ========

     1997 Compared to 1996

     Consolidated sales increased by $2.2 million (1.1%) to $203.0 million for 1997 from $200.8 million for 1996. Safari sales were down by $12.7 million or 10.9% to $104.1 million in 1997 compared to 1996. Beaver sales were up by $7.2 million or 9.4% to $84.2 million in 1997 compared to 1996. Sales at the Company's newest division, HCO, were $7.9 million with no sales being generated in the start-up operation in 1996. Sales generated before the shut-down at Midwest were down by $1.1 million or 29.7% to $2.6 million in 1997 compared to 1996. Increases in parts and service sales of approximately $900,000 made up the rest of the increase in consolidated sales from 1996 to 1997.

     Consolidated unit coach sales decreased by 94 units (5.06%) to 1,765 units in 1997 from 1,859 units in 1996. Safari unit coach sales decreased by 180 units (14.9%) to 1,025 units in 1997 from 1,205 units in 1996. Beaver unit coach sales decreased by 48 units (8.5%) to 519 units in 1997 from 567 in 1996. HCO unit sales were 158 in 1997. Midwest unit sales decreased by 24 units (27.6%) to 63 units in 1997 from 87 units in 1996.

     Although unit sales decreased in 1997 compared to 1996, sales dollars increased due to a shift in mix towards the Company's higher valued coaches, which are generally more profitable. As discussed in Item 1 under the "Manufacturing" section, the Company was unable to obtain all of the medium-duty transmissions necessary to meet its initially planned production schedule. In response to this, the Company shifted its production to its higher-end models which use a heavy-duty transmission which was in available supply. This shift resulted in lower than planned unit sales, but higher sales dollars per unit. The Company believes that the lowered overall unit sales volume was also reflective of increased competition in 1997 compared to 1996. The Company believes that its overall market share of the high-line motor home market dropped slightly from the prior year, and it continues to monitor the performance of each of its model lines in relation to the competition.

     Consolidated gross profit margin increased $832,000 (3.2%) and increased as a percentage of sales to 13.4% from 13.1% in 1996. A number of factors led to the overall increase in consolidated gross profit margin. On the positive side, in the prior year, gross margin was negatively impacted by the Company's start-up operations at Midwest. This facility was shut down in 1997 resulting in an overall $1.0 million positive impact on gross margin compared to the prior year. Additionally, sales of Beaver product continue to became a larger portion of the overall sales mix. Since most of Beaver's products sell at higher average prices than the Safari models, and the Company's products generally achieve a greater gross margin on higher priced products, the increase in Beaver sales in 1997 contributed approximately an additional $500,000 to gross margin compared to 1996. On the negative side, gross margin was negatively impacted by the Company's start up of HCO and CTI, which reduced gross margin by approximately $700,000 compared to 1996. The start-up phase was completed in 1997 during which time extra costs for set-up and training of the labor force were incurred.

     Selling, general, and administrative expenses increased by $1.8 million (10.0%) to $19.4 million in 1997 from $17.6 million in 1996. As a percentage of sales, selling, general and administrative costs were 9.5% and 8.7% of sales for 1997 and 1996, respectively. The Company incurred approximately $1.3 million in higher marketing related expenses in 1997 compared to 1996 in an effort to boost the lower than expected sales demand which was described above. Additionally, the decrease of approximately $300,000 in expenses associated with the shut-down of Midwest was offset by an increase of approximately $500,000 in costs related to the start up of HCO and CTI.

     The Company recorded a pre-tax restructuring expense of $2.4 million in the fourth quarter of 1996. No further restructuring expense was required in 1997.

     Given the factors affecting gross margin and selling, general, and administrative expenses, and the impact of the restructuring charge from 1996, operating income increased $1.5 million (23.1%) to $7.9 million from $6.4 million in 1996. As a percentage of sales, operating income was 3.9% of sales in 1997 compared to 3.2% of sales in 1996.

     Interest expense increased 36.2% to $933,000 in 1997 from $685,000 in 1996. The increase was due to higher overall borrowings on the Company's revolving lines of credit during 1997 compared to 1996. Higher borrowings were required during the first half of the year when finished goods inventory levels were higher than expected due to the slower than anticipated sales demand described above. Production rates were lowered later in the year, and sales also increased, which resulted in reducing the finished goods inventory and the substantial payoff of the short-term borrowings; however, the net impact for the year was higher interest expense compared to 1996.

     The Company's effective tax rate was 39.7%, resulting in an income tax provision of $2.8 million compared to an effective rate of 40.0% and an income tax provision of $2.4 million for 1996.

     Net income after tax increased $663,000 (18.5%) to $4.3 million from 1996's net income after tax of $3.6 million.

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

Liquidity and Capital Resources

     During 1997 SMC generated $7.5 million in cashflows from operations, while its net working capital increased from $5.5 million at December 31, 1996 to $9.7 million at December 31, 1997 (including cash and cash equivalents of $103,000).

     The Company made capital expenditures of $2.5 million during 1997. Approximately $1.3 million of the expenditures related to the completion of the set up of the production facility at HCO. The remaining expenditures were made on various capital projects needed to maintain the existing facilities.

     The Company has lines of credit of $10.0 million, with $8.3 million available at December 31, 1997, plus an additional $4.0 million equipment financing line of credit, which is all available at December 31, 1997. Amounts outstanding under these lines of credit bear interest at prime (8.50% at December 31, 1997) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants which provide that the Company receive consent from the lender to declare or pay dividends in cash, stock or other property. The covenants also include restrictions relating to (1) mergers, consolidations and sale of assets,
(2) guarantees by the Company of debts or obligations of other persons or entities, and (3) acquisition of the Company's own stock. The Company was in compliance with all covenants and agreements at December 31, 1997. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of December 31, 1997, the Company estimates its total contingent liability under repurchase obligations was approximately $86.3 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company. See "Business -- Sales and Marketing" and Note 10 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are included on pages F-1 to F-21 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders (the "1998 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included under "Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements                             Page in this Report

            Report of Independent Accountants                        F-1

            Consolidated Balance Sheet at December 31, 1996
            and 1997                                                 F-2

            Consolidated Statement of Income for the Years
            Ended December 31, 1995, 1996 and 1997                   F-3

            Consolidated Statement of Changes in Shareholders'
            Equity for the Years Ended December 31, 1995,
            1996 and 1997                                            F-4

            Consolidated Statement of Cash Flows for the Years
            Ended December 31, 1995, 1996 and 1997                   F-5

            Notes to Consolidated Financial Statements               F-6

     (a)(2) Financial Statement Schedules - None

     (a)(3) Exhibits

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

       23.1 Consent of Price Waterhouse LLP

       27.1 Financial Data Schedule

----------------

  * This exhibit constitutes a management contract or compensatory plan or arrangement.

  + Confidential treatment has been granted by the Commission for certain portions of this agreement.

     (b)  Reports on Form 8-K.

          No report on Form 8-K was filed by the Company in the last quarter of 1997.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of SMC Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of SMC Corporation and its subsidiaries at December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP


Portland, Oregon
February 3, 1998

SMC Corporation
Consolidated Balance Sheet
(in thousands)
---------------------------------------------------------------------------------------------------------------


                                                                                          December 31,
                                                                                         1996              1997
                                                                                -------------     -------------
Assets
Current assets:
    Cash and cash equivalents                                                   $         316     $         103
    Accounts receivable, net (Note 4)                                                  12,859            12,397
    Inventories (Notes 2 and 4)                                                        23,633            23,038
    Prepaid expenses and other                                                            574               709
    Deferred tax asset (Note 6)                                                         2,358             2,834
                                                                                -------------     -------------

       Total current assets                                                            39,740            39,081

Property, plant and equipment, net (Notes 3, 4 and 5)                                  19,584            18,585
Intangible assets, net (Note 9)                                                         2,154             2,129
Deferred tax asset (Note 6)                                                               343                --
Other assets                                                                               99                47
                                                                                -------------     -------------

       Total assets                                                             $      61,920     $      59,842
                                                                                =============     =============

Liabilities and Shareholders' Equity Current liabilities:
    Notes payable (Note 4)                                                      $       5,798     $       1,695
    Current portion of long-term debt (Note 5)                                          1,752             1,381
    Accounts payable                                                                   17,251            17,342
    Income taxes payable (Note 6)                                                       1,365               405
    Royalties payable                                                                     652                --
    Product warranty liabilities                                                        2,808             3,769
    Current portion of capital lease obligation (Note 8)                                   16                18
    Accrued liabilities                                                                 4,095             4,725
    Accrued restructuring costs (Note 9)                                                  488                --
                                                                                -------------     -------------

       Total current liabilities                                                       34,225            29,335

Long-term debt, net of current portion (Note 5)                                         6,626             5,376
Capital lease obligation, less current portion (Note 8)                                    75                57
Deferred income taxes (Note 6)                                                              -               781
                                                                                -------------     -------------

       Total liabilities                                                               40,926            35,549
                                                                                -------------     -------------

Commitments and contingencies (Notes 7 and 10)
Shareholders' equity:
    Preferred stock, 5,000 shares authorized, none issued or
      outstanding (Note 12)                                                                 -                 -
    Common stock, 30,000 shares authorized, 6,563 and 6,343 shares
      issued and outstanding, respectively (Note 11)                                   10,914            10,810
    Additional paid-in capital (Note 11)                                                1,556             1,488
    Retained earnings (Note 11)                                                         8,524            11,995
                                                                                -------------     -------------

    Total shareholders' equity                                                         20,994            24,293
                                                                                -------------     -------------

    Total liabilities and shareholders' equity                                  $      61,920     $      59,842
                                                                                =============     =============

    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------


                                                                            Year ended December 31,
                                                                       1995              1996              1997
                                                              -------------     -------------     -------------
Sales                                                         $     148,189     $     200,835     $     203,019

Cost of sales                                                       128,846           174,457           175,809
                                                              -------------     -------------     -------------

    Gross profit                                                     19,343            26,378            27,210

Selling, general and administrative expenses                         11,702            17,601            19,353
Restructuring expense (Note 9)                                            -             2,392                 -
                                                              -------------     -------------     -------------

Income from operations                                                7,641             6,385             7,857

Interest expense                                                        910               685               933
Other income                                                           (136)             (267)             (120)
                                                              -------------     -------------     -------------

Income before tax provision                                           6,867             5,967             7,044

Provision for income taxes (Note 6)                                   1,926             2,384             2,798
                                                              -------------     -------------     -------------

Net income                                                    $       4,941     $       3,583     $       4,246
                                                              =============     =============     =============

Net income per share - basic                                  $         .76     $         .55     $         .65
                                                              =============     =============     =============

Net income per share - diluted                                $         .74     $         .54     $         .65
                                                              =============     =============     =============

Weighted average number of shares - basic                             6,469             6,563             6,506
                                                              =============     =============     =============

Weighted average number of shares - diluted                           6,647             6,661             6,507
                                                              =============     =============     =============

Unaudited pro forma data (Note 6):
Income before provision for income taxes                      $       6,867
Pro forma provision for income taxes                                  2,612
                                                              -------------

Pro forma net income                                          $       4,255
                                                              =============

Pro forma net income per share - basic                        $         .66
                                                              =============

Pro forma net income per share - diluted                      $         .64
                                                              =============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity
(in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                Common Stock               Additional
                                         ---------------------------          paid-in         Retained
                                             Shares           Amount          capital         earnings            Total
                                         ----------       ----------       ----------       ----------       ----------
Balance, December 31, 1994                   5,000        $      707       $        -       $    1,556       $    2,263

Common stock issued in public
  offering                                   1,553            12,032                -                -           12,032

Common stock issued upon
  exercise of options                           10                82                -                -               82

Equity issuance costs related to
  public offering                                -            (1,907)               -                -           (1,907)

Reclassification of retained
  earnings to additional paid-in
  capital (Note 11)                              -                 -            1,556           (1,556)               -


Net income                                       -                 -                -            4,941            4,941
                                         ----------       ----------       ----------       ----------       ----------

Balance, December 31, 1995                    6,563           10,914            1,556            4,941           17,411

Net income                                        -                -                -            3,583            3,583
                                         ----------       ----------       ----------       ----------       ----------

Balance, December 31, 1996                    6,563           10,914            1,556            8,524           20,994

Net Income                                        -                -                -            4,246            4,246

Stock repurchase (Note 11)                     (220)            (104)             (68)            (775)            (947)
                                         ----------       ----------       ----------       ----------       ----------

Balance, December 31, 1997                    6,343       $   10,810       $    1,488       $   11,995       $   24,293
                                         ==========       ==========       ==========       ==========       ==========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                         Year ended December 31,
                                                                                      1995            1996            1997
                                                                              ------------    ------------    ------------
Cash flows from operating activities:
    Net income                                                                $      4,941    $      3,583    $      4,246
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
       Noncash restructuring charges                                                     -           2,392               -
       Depreciation and amortization                                                 1,202           1,838           2,092
       Deferred taxes                                                                 (375)         (2,326)            648
       Gain on asset dispositions                                                        -            (183)            (44)
       Changes in certain assets and liabilities (excluding impact of acquisition of a business and noncash restructuring charges):
           Accounts receivable                                                      (1,918)         (4,294)            462
           Inventories                                                              (3,305)         (7,270)            595
           Prepaid expenses and other                                                 (152)           (162)           (135)
           Other assets                                                               (331)            547              52
           Accounts payable                                                         (1,137)          6,198              91
           Income taxes payable                                                          -           1,365            (960)
           Accrued liabilities and other obligations                                   217           2,946             451
                                                                              ------------    ------------    ------------
Net cash provided by (used in) operating activities                                   (858)          4,634           7,498
                                                                              ------------    ------------    ------------
Cash flows from investing activities:
    Acquisition of a business, net of cash acquired
       (Note 9)                                                                          -          (1,420)              -
    Capital expenditures                                                            (4,171)        (11,059)         (2,468)
    Proceeds from disposal of equipment                                                  -           1,669             275
    Other                                                                                -               -            (195)
                                                                              ------------    ------------    ------------
Net cash used in investing activities                                               (4,171)        (10,810)         (2,388)
                                                                              ------------    ------------    ------------
Cash flows from financing activities:
    Net borrowings on notes payable                                                 (1,003)          4,127          (4,103)
    Proceeds from long-term debt                                                     2,250           4,330           1,924
    Repayments of long-term debt                                                    (2,025)         (2,029)         (3,545)
    Principal payments on capital lease obligation                                       -              (5)            (16)
    Payments of notes payable to shareholders (Note 11)                             (5,133)              -               -
    Proceeds from sale-leaseback                                                         -               -           1,364
    Repurchase of capital stock (Note 11)                                                -               -            (947)
    Proceeds from issuance of common stock                                          12,114               -               -
    Public offering costs incurred                                                  (1,285)              -               -
                                                                              ------------    ------------    ------------
Net cash provided by (used in) financing activities                                  4,918           6,423          (5,323)
                                                                              ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                  (111)            247            (213)
Cash and cash equivalents, beginning of period                                         180              69             316
                                                                              ------------    ------------    ------------
Cash and cash equivalents, end of period                                      $         69    $        316    $        103
                                                                              ============    ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
       Interest, net of amount capitalized of $91,000,
           $94,000 and $22,000 in 1995, 1996 and 1997,
           respectively                                                       $        906    $        626    $        982
       Income taxes                                                           $      2,524    $      3,011    $      3,128


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

     Basis of consolidation
     The accompanying consolidated financial statements include the accounts of SMC Corporation and the following seven wholly owned subsidiaries which operate under the control of SMC Corporation: Safari Motor Coaches, Inc. ("Safari"), Beaver Motor Coaches, Inc. ("Beaver"), Magnum Manufacturing, Inc. ("Magnum"), Electronic Design and Assembly, Inc. ("ED&A"), Composite Technologies, Inc. ("CTI"), SMC Midwest, Inc. ("Midwest"), and Harney County Operations, Inc. ("HCO"). Safari, Beaver, and HCO purchase motor coach chassis and other components used in the manufacture of finished motor coaches from the other subsidiaries, excluding Midwest which was engaged in the manufacture of Class C motor coaches but ceased operations in 1997. All significant intercompany transactions have been eliminated for purposes of presentation of the consolidated financial statements of SMC Corporation.

     Reporting periods
     The Company reports its annual results of operations on the basis of 52-week periods ending December 31 and its quarterly results of operations on the basis of 13-week periods ending on the Saturday nearest the calendar month end. For presentation purposes, the Company has indicated its quarters as ending March 31, June 30, September 30, and December 31.

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

     Accounts receivable
     Accounts receivable are net of an allowance for doubtful accounts of $98,000 and $58,000 at December 31, 1996 and 1997, respectively.

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

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Nature of Business and Summary of Significant Accounting Policies
     (Continued)

     Property, plant and equipment
     Property, plant and equipment are stated at cost. Additions, renewals and betterments are capitalized. Expenditures for maintenance, repairs, and minor renewals and betterments are charged to expense. Gains or losses realized from sales or retirements are reflected in earnings. Gains of $183,000 and $44,000 were recorded during the years ended December 31, 1996 and 1997, respectively, and were not significant for the year ended December 31, 1995. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of 15 years for land improvements, 20 to 30 years for buildings and improvements, and 5 to 12 years for machinery and equipment.

     Intangible assets
     Costs in excess of the fair value of the assets of Beaver acquired in 1994 and the assets of Midwest acquired in 1996 consist primarily of product trade names, which are being amortized using the straight-line method over 15 years (see Notes 9 and 10). Amortization expense for the years ended December 31, 1995, 1996 and 1997 was $181,000, $189,000 and $220,000,
     respectively. At the end of each quarter, the Company reviews the recoverability of its intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the intangible assets. If the aggregate future cash flows are less than the carrying value, a write-down would be required, measured by the difference between the discounted future cash flows and the carrying value of the intangible assets. All goodwill recorded related to the Midwest acquisition was written-off in 1996 (Note 9).

     Financial instruments
     The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. Cash and cash equivalents, and notes payable to banks approximate fair value as reported in the consolidated balance sheet. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt at December 31, 1996 and 1997 approximates the carrying value. The Company records all other financial instruments, including accounts receivable and accounts payable, at cost, which approximates market value.

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

     Sales and the percentage of total sales made to dealers representing more than 10% of consolidated sales in any of the following periods were as follows (dollar amounts in thousands):

                                                           Year ended December 31,
                                                  1995                   1996                   1997
                                       ---------------        ---------------       ----------------
      Dealer 1                         $  23,131   16%        $  23,314   12%       $  20,843    10%
      Dealer 2 (See Note 7)            $  17,732   12%        $  20,777   10%       $     300     0%
      Dealer 3 (See Note 7)                   --                      --            $  24,368    12%

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

     The Company has a concentration of credit risk in the recreational vehicle industry, and specifically related to amounts outstanding at any point in time in accounts receivable and/or under repurchase agreements (see Note
     10) with any specific dealership to which it has sold motor coaches. The Company requires no collateral from its dealers upon sale of a motor coach, and most dealer financing arrangements provide for repurchase agreements which require the Company to repurchase previously sold motor coaches in the event of the dealer's default on its financing arrangement.

     Product warranty
     The Company provides a one year warranty against defects in material and workmanship to dealers and purchasers of motor coaches and a similar three year warranty for chassis manufactured by the Company. Certain components used in the manufacture of the Company's motor coaches carry warranties of other manufacturers. Estimated warranty costs are reserved at the time of sale of the warranted products.

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

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Nature of Business and Summary of Significant Accounting Policies
     (Continued)

     Income taxes (Continued)
     Prior to January 1, 1995, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions and analogous provisions of certain state laws, the Company did not pay federal or state corporate taxes on taxable income. Instead, the shareholders were responsible for federal and state income taxes for their respective shares of the Company's taxable income. Accordingly, no accrual or provision for income taxes was made prior to 1995. For comparative purposes, a pro forma provision for income taxes (unaudited) is presented for the year ended December 31, 1995 due to the impact of the recognition of a cumulative net deferred tax asset of $686,000 associated with the change from S corporation status to C corporation status as of January 1, 1995 (Note 6).

     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


2.   Inventories

     Inventories by major classification are as follows (in thousands):

                                                     December 31,
                                                   1996            1997
                                           ------------    ------------
     Raw materials                         $     11,560    $     11,418
     Work-in-progress                             7,285           9,581
     Finished goods                               4,788           2,039
                                           ------------    ------------

     Total                                 $     23,633    $     23,038
                                           ============    ============

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


3.   Property, Plant and Equipment

     The components of property, plant and equipment are as follows (in thousands):

                                                     December 31,
                                                   1996            1997
                                           ------------    ------------
     Land and improvements                 $      1,143    $      2,950
     Buildings and improvements                   8,663          10,344
     Machinery and equipment                      9,563          10,404
     Construction in progress                     3,711             171
                                           ------------    ------------
                                                 23,080          23,869

     Less accumulated depreciation               (3,496)         (5,284)
                                           ------------    ------------
     Property, plant and equipment, net    $     19,584    $     18,585
                                           ============    ============

4.   Notes Payable

     The Company has a $10.0 million revolving line of credit for working capital requirements. The available borrowings under the lines of credit are limited to 80% of eligible accounts receivable plus 90% of eligible finished goods inventory plus 50% of eligible raw and work-in progress inventory. At December 31, 1997, $1.7 million was outstanding on the Company's line of credit with interest at the bank's prime rate (8.50%), and $8.3 million was available to be borrowed. Outstanding borrowings under the lines of credit are due on demand. The lines of credit are secured by accounts receivable, inventory (excluding chassis inventory purchased from third parties), and equipment.

     Further, the lines of credit are cross-collateralized among the companies. The terms of the respective credit agreements require compliance with certain financial covenants, including working capital requirements.

     The Company has entered into a credit agreement which enable borrowings of up to $4.0 million for equipment purchases, as needed. No amounts have been borrowed under this credit agreement at December 31, 1997, and a remaining available balance of $4.0 million is outstanding at December 31, 1997 to finance future equipment requirements.

     As of December 31, 1997, the Company was in compliance with all of its financial covenants associated with its line of credit facilities and other bank loans.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


5.   Long-Term Debt

     Long-term debt consists of the following:
                                                                                          December 31,
                                                                                          1996              1997
                                                                                 -------------     -------------
                                                                                          (in thousands)
        Bank loan secured by equipment with monthly payments of
           $35,000 plus interest at LIBOR plus 1.5%, or 7.47% at
           December 31, 1997, with the balance due October 12, 2003              $       2,885     $       2,468
        Bank loan secured by equipment, with monthly payments of
          $35,000 including interest at 7.625%, with the balance due
          December 31, 2002                                                                  -             1,750
        Bank loan secured by a first trust deed on the Magnum
           manufacturing facility, with monthly payments of $9,000
           plus interest at 8.22%, with the balance due November 30, 2005                1,540             1,421
        Bank loan secured by a first trust deed on the Safari manu-
          facturing facility, with monthly payments of $31,000 plus
          interest at the bank's prime rate plus .75%, or 9.25% at
          December 31, 1997, with the balance due October 18, 1999                       1,043               675
        Bank loan secured by a first trust deed on the Beaver manu-
          facturing facility, with monthly payments of $13,000 plus
          interest at the bank's prime rate plus .75%, or 9.25% at
          December 31, 1997, with the balance due October 18, 1999                         438               287
        Promissory note secured by a mortgage on the related
          property, with annual payments of $24,000 including
          interest at 6%, with the balance due no later than
          January 15, 2007                                                                   -               156
        Bank equipment loans secured by equipment financed,
           with monthly payments of $24,000 plus interest
           at the bank's prime rate plus .25%, repaid
           December 22, 1997                                                             1,386                 -
        Bank equipment loan secured by equipment financed,
          with monthly payments of $10,000 plus interest at
          the bank's prime rate plus 1%, repaid December 22, 1997                          300                 -
        Bank equipment loan secured by equipment financed,
          with monthly payments of $8,000 including interest at
          the bank's prime rate plus .25%, repaid December 22, 1997                        296                 -
        Bank equipment loan secured by equipment financed,
          with monthly payments of $8,000 plus interest at the bank's
          prime rate plus 1%, repaid December 22, 1997                                     250                 -
        Bank equipment loan secured by capital acquisitions financed, with monthly payments of $4,000 including interest at the
          bank's prime rate plus .25%, repaid December 22, 1997                            148                 -
        Notes payable to a financing company, with monthly payments
          of $21,000 including interest at 9%, repaid May 1, 1997                           92                 -
                                                                                 -------------     -------------
                                                                                         8,378             6,757
        Less portion due within one year                                                (1,752)           (1,381)
                                                                                 -------------     -------------
        Long-term debt less current portion                                      $       6,626     $       5,376
                                                                                 =============     =============

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


5.   Long-Term Debt (Continued)

     The aggregate maturities of long-term debt for the next five years and thereafter as of December 31, 1997 are $1,381,000, $1,309,000, $892,000,
     $921,000, $535,000 and $1,719,000, respectively.

     Certain of the borrowings are subject to restrictive covenants, including working capital requirements, with which the Company is in compliance at December 31, 1997. Other terms of the borrowings require the lending bank's written consent prior to the issuance of any dividends.

6.   Provision for Income Taxes

     In connection with the Company's completion of the offering of its common stock (see Note 11), its S corporation status was terminated effective January 1, 1995. Accordingly, the consolidated income statement includes a pro forma adjustment for income taxes which would have been recorded if the Company had been a C corporation, based on tax rates in effect during all periods presented, as calculated under SFAS No. 109.

     The unaudited pro forma provision for income taxes is as follows (in thousands):

                                                 Year ended
                                              December 31, 1995
                                              -----------------

       Current:
          Federal                               $       1,905
          State                                           396
                                                -------------
                                                        2,301
                                                -------------
       Deferred:
          Federal                                         280
          State                                            31
                                                -------------
                                                          311
                                                -------------

                                                $       2,612
                                                =============

     A pro forma provision is presented only for 1995 because 1996 and 1997 were not affected by the Company's transition from S corporation to C corporation status.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


6.   Provision for Income Taxes (Continued)

     The audited actual provision for income taxes for the years ended December 31, 1995, 1996 and 1997 are as follows (in thousands):

                                                                          Year ended December 31,
                                                                     1995              1996              1997
                                                               ----------       -----------       -----------
        Current:
           Federal                                             $    1,905       $     3,897       $     1,961
           State                                                      396               813               189
                                                               ----------       -----------       -----------
                                                                    2,301             4,710             2,150
                                                               ----------       -----------       -----------

        Deferred:
           Federal                                                    280            (1,925)              574
           State                                                       31              (401)               74
                                                               ----------       -----------       -----------
                                                                      311            (2,326)              648
                                                               ----------       -----------       -----------

        Provision before cumulative deferred tax asset              2,612             2,384             2,798
        Cumulative deferred tax asset                                (686)               --                --
                                                               ----------       -----------       -----------

                                                               $    1,926       $     2,384       $     2,798
                                                               ==========       ===========       ===========

     The provision for income taxes for the year ended December 31, 1995 is offset by recognition of a cumulative net deferred tax asset of $686,000 associated with the termination of the Company's S corporation status on January 1, 1995 in accordance with SFAS 109.

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                                    December 31,
                                                                                  1996            1997
                                                                           -----------     -----------
        Current:
           Vacation reserve                                                $       250      $      278
           Accrued workers' compensation claim liabilities                          76              69
           Warranty reserves                                                     1,077           1,610
           Restructuring reserve (Note 10)                                         187              --
           Inventory reserves                                                       26              40
           Other liabilities                                                       598             815
           Other reserves (Note 10)                                                106              --
           Allowance for doubtful accounts                                          38              22
                                                                           -----------      ----------
                                                                           $     2,358      $    2,834
                                                                           ===========      ==========

        Noncurrent:
           Tax depreciation in excess of book depreciation                 $      (282)     $     (781)
           Other reserves (Note 10)                                                625              --
                                                                           -----------      ----------
                                                                           $       343      $     (781)
                                                                           ===========      ==========

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


6.   Provision for Income Taxes (Continued)

     The effective tax rate differs from the U.S. statutory federal tax rate due to the following:

                                          Pro forma unaudited                  Actual year ended
                                       year ended December 31                     December 31,
                                                        1995               1995          1996          1997
                                                  ----------         ----------    ----------    ----------
     Statutory federal tax rate                         34.0%              34.0%         34.0%         34.0%
     State taxes, net of federal benefit                 4.4                4.4           4.4           3.7
     Nondeductible expenses                               --                 --           1.6           1.1
     Other, net                                          (.4)               (.4)           --            .9
     Effect of change in tax status                       --              (10.0)           --            --
                                                  ----------         ----------    ----------    ----------
                                                        38.0%              28.0%         40.0%         39.7%
                                                  ==========         ==========    ==========    ==========

7.   Related Parties

     During 1991, the Company opened a retail sales lot in Southern California. Effective December 1, 1992, the motor coach inventory of the retail sales lot was sold to Motor Home Safari, Inc. ("Motor Home"), a corporation owned by two shareholders of the Company. Effective March 1, 1995, Motor Home was sold to an unrelated third party. At times, the Company's principal shareholder has provided financing to Motor Home for its purchase of motor coach inventory from Safari.

     Sales to Motor Home for the years ended December 31, 1995, 1996 and 1997 were $8.5 million, $7.8 million, and $8.4 million, respectively. Sales were made at the manufacturer's suggested list price offered to third parties. The Company had accounts receivable due from Motor Home of $350,000 and $435,000 at December 31, 1996 and 1997, respectively, related to the sale of motor coaches.

     In March of 1997, Romania RV Center ("Romania") resigned as a dealer for the Company's products. Sales to Romania represented 12% and 10% of the Company's total sales during the years ended December 31, 1995 and 1996, respectively. The Company repurchased the motor coaches remaining in Romania's inventory at the time of termination for their original sales value of $4.2 million. Concurrent with its termination of the Romania dealer relationship, the Company initiated a new dealer relationship with Destinations RV, Inc. ("Destinations"). For purposes of establishing a starting base of salable inventory, Destination's purchased all of the motor coaches that had been repurchased by the Company from Romania for the Company's repurchase price of $4.2 million; therefore, no gain or loss was recorded on the transaction.

     Destinations is owned by principals related to an officer of the Company, and the Company is the guarantor of up to $1.0 million in liabilities that may become contractually owing to Destination's primary motor home financing source. The Company's sales of motor coaches to Destinations are at prices consistent with sales to unrelated third parties. Sales to Destinations for the year ended December 31, 1997 were $24.4 million, and the Company had accounts receivable due from Destination's of $799,000 at December 31, 1997.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


8.   Leases

     The Company is obligated under a capital lease for computer software that expires in September of 2001. At December 31, 1996 and December 31, 1997, the gross amount of equipment and related accumulated amortization recorded under capital leases was $95,000 and $5,000, and $95,000 and $24,000, respectively.

     The Company also has noncancelable operating leases, primarily for facilities space, manufacturing equipment, telecommunications, transportation equipment, and computer software and hardware, which expire over the next five years and thereafter. Rental expense under operating leases was, $270,000, $511,000, and $783,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1997 are:

       Year ending December 31:              Capital Lease        Operating Leases
       ------------------------              -------------        ----------------
       1998                                    $    23,000           $     914,000
       1999                                         23,000                 914,000
       2000                                         23,000                 889,000
       2001                                         18,000                 707,000
       2002                                             --                 457,000
       Thereafter                                       --               3,289,000
                                               -----------           -------------

       Total minimum lease payments                 87,000           $   7,170,000

       Less amount representing interest
           (at 8.52%)                              12,000
       Minimum Lease payments,
           excluding interest                      75,000

       Current installments of obligation
           under capital lease                     18,000

       Obligation under capital lease
           excluding current installments      $   57,000
                                               ==========

9.   Acquisition of the Assets of Honorbuilt Industries, Inc.

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


9.   Acquisition of the Assets of Honorbuilt Industries, Inc. (Continued)

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

     The estimated fair value of assets acquired is summarized as follows:

          Inventory                                         $     327,000
          Equipment                                               432,000
          Goodwill                                                561,000
          Other Assets                                            100,000
                                                            -------------
          Total Purchase Price                              $   1,420,000
                                                            =============

     On December 26, 1996, the Company announced the planned exit and closure of the operations at the Minneapolis, Kansas facility in an effort to reduce excessive costs that were not anticipated when the Company acquired the assets of Honorbuilt. The closure has been treated as a restructuring for financial reporting purposes, and a total charge of $2.4 million was made for the year ended December 31, 1996 related to the Midwest restructuring. Restructuring activities primarily involve the separation of the workforce, the closing of the facility, and the termination of existing leases. Costs for restructuring activities are limited to incremental costs that directly result from the restructuring activities and that provide no future benefit to the Company.

     A reserve of $488,000 to cover expected future costs of the restructuring was recorded as of December 31, 1996. Additionally, the remaining unamortized goodwill, deferred acquisition costs, and certain property, plant, and equipment was charged to restructuring expense during the year ended December 31, 1996. Recording of the reserves for book purposes but not for tax purposes created a related deferred tax asset (Note 6) that was realized when the exit plan was completed during 1997. The restructuring reserve recorded at December 31, 1996 was adequate to cover the restructuring costs incurred during 1997, and no further restructuring charges were made or are expected to be made as of the date of this report.

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

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                              Pro Forma Information
                    (in thousands, except per share amounts)

                                                                 Year ended December 31,
                                                                      1995              1996
                                                             -------------     -------------
     Net Sales............................................   $     164,005     $     207,763
     Net Income...........................................   $       2,931     $       2,975
     Earnings per share - basic...........................   $         .45     $         .45
     Earnings per share - diluted ........................   $         .44     $         .45

10.  Commitments and Contingencies

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

     The risk of loss is spread over various dealers and finance companies. Total secured inventory financing obligations of the Company's dealers, for which the Company was contingently liable, were approximately $82.2 million and $86.3 million at December 31, 1996 and December 31, 1997, respectively.

     From time to time, the Company is involved in various customer complaints which arise in the ordinary course of business. The Company does not believe that losses, if any, incurred under outstanding repurchase agreements or customer complaint settlements will have a significant impact on the Company's financial position or results of operations.

     In connection with its acquisition of Beaver in 1994, the Company sold a division of Beaver, Collins Trailer, to a third party. The Company guaranteed certain lease and other commitments assumed by the buyer. As of December 31, 1997, the Company has guaranteed the payment of certain notes in the aggregate amount of $499,000.

11.  Common Stock Matters and Earnings Per Share

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

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


11.  Common Stock Matters and Earnings Per Share (Continued)

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

     Stock Incentive Plan
     Effective October 20, 1994, the Company adopted a stock incentive plan for key employees and directors of the Company. In 1997, the shareholders of the Company voted to increase the number of shares authorized under the plan from 1.1 million to 1.4 million shares of common stock; accordingly, these shares have been reserved for by the Company. The stock options generally become exercisable ratably over a period of three years from the date of grant at prices equal to the fair market value at the date of grant. The maximum option term is 10 years. The following table summarizes option transactions under the plan:

                                                         1995             1996             1997
                                                  -----------      -----------      -----------
      Shares subject to option:
      Balance at January 1                            745,000          781,000          883,000
      Options granted                                  76,000          117,000          152,500
      Options exercised                               (10,564)               -                -
      Options terminated                              (29,436)         (15,000)         (97,715)
                                                  -----------      -----------      -----------
      Balance at December 31                          781,000          883,000          937,785
                                                  -----------      -----------      -----------

      Weighted average option
        price in dollars:
      At January 1                                $      7.75      $       7.82     $      7.97
      Options granted                                    8.47              9.29            7.76
      Options exercised                                  7.75                 -               -
      Options terminated                                 7.75              7.75            7.75
      At December 31                                     7.82              7.97            7.84

      Shares available for
        grant at December 31:                         308,436           206,436         451,651

     The exercise prices of the 937,785 options granted as of December 31, 1997 range between $7.375 and $9.00 and have a weighted average remaining contractual life of 7.5 years; 717,517 of the total options granted are fully vested, and therefore may be exercised, as of December 31, 1997 at a weighted average exercise price of $7.80.

     The Company applies ABP Opinion 25 and related Interpretations in accounting for the stock incentive plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. Had compensation cost for the stock incentive plan been determined based on

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


11.  Common Stock Matters and Earnings Per Share (Continued)

     the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                              Pro Forma Information
                    (in thousands, except per share amounts)

                                                                     Year ended December 31,
                                                                 1995            1996            1997
                                                            ---------       ---------       ---------
        Net Income                      As reported         $   4,941       $   3,583       $   4,246
                                        Pro Forma           $   4,838       $   3,306       $   3,882

        Earnings per share - basic      As reported         $     .76       $     .55       $     .65
                                        Pro Forma           $     .75       $     .50       $     .60

        Earnings per share - diluted    As reported         $     .74       $     .54       $     .65
                                        Pro Forma           $     .73       $     .50       $     .60

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected dividend yield:
     0.0%, expected volatility: 68.17%, risk-free interest rate: 6.5%, expected life: 10 years. In 1997, the expected dividend yield and expected life used in the calculation were the same; however, the expected volatility was 71.49%, and the risk-free interest rate was 6.3%. Results may not be representative of future years because options are generally granted on an annual basis and vest over time.

     Earnings per Share
     The Company has adopted FASB Statement 128, "Earnings Per Share," in the current year. FASB 128 requires dual presentation of basic and diluted EPS. Previously, the Company had presented primary EPS. Diluted EPS is calculated by dividing net income by the total of the weighted average actual shares outstanding for each period plus the number of shares calculated as having a dilutive impact, if any, related to the stock options under the Company's Stock Incentive Plan, and the warrants issued in conjunction with the Company's initial public offering. Previously reported amounts for primary EPS are the same as the diluted EPS amounts now reported. Basic EPS is computed by dividing the net income by the weighted average actual shares outstanding for each period presented with no consideration as to the dilutive impact of the Company's outstanding stock options or warrants.

     Stock Repurchase
     During the year, the Company purchased 220,000 of its common shares from a former officer of the Company. The shares were purchased subject to the terms of Stock Purchase Agreement between the Company and the former officer. Under the terms of the agreement, the Company had first option to purchase the subject shares for two-thirds of the current market value. The shares were purchased for a price per share of $4.30, resulting in an overall purchase price of $947,000. The shares have been returned and canceled.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


12.  Preferred Stock

     The Company has authorized 5,000,000 shares of Preferred Stock which may be issued from time to time in one or more series as authorized by the Company's Board of Directors. The Board of Directors, without any further approval by the shareholders of the Company is authorized to fix the dividend rights and terms, dividend rates, voting rights, terms of redemption price, conversion rights and liquidation preferences related to the Preferred Stock. There have been no shares of Preferred Stock issued, and the Company has no plans to issue any as of the date of this report.

13.  Incentive and Deferred Compensation Plans

     The Company has an incentive compensation plan for its key officers. The amounts charged to expense for the years ended December 31, 1995, 1996, and 1997 aggregated $278,000, $487,000, and $245,000, respectively.

     Effective July 1, 1995, the Company and its subsidiaries established a joint 401(k) and Profit Sharing Plan which allows eligible employees to contribute up to 15% of their compensation annually. The plan allows for a Company matching percentage based upon the discretion of management, and $1,000, $4,000 and $2,000 were contributed by the Company and its subsidiaries to the plan during the years ended December 31, 1995, 1996, and 1997, respectively. To date there have been no amounts contributed by the Company or its subsidiaries to the profit sharing element of the plan.

14.  Quarterly Financial Information (Unaudited)

                                                      First           Second           Third          Fourth
                                                    quarter          quarter         quarter         quarter
                                                   --------         --------        --------        --------
                                                            (In thousands, except per share amounts)
        Year ended December 31, 1996:
           Revenue                                   43,102           48,731          56,016          52,986
           Gross profit                               5,973            6,941           8,112           5,352
           Net income (loss)                          1,296            1,613           1,814          (1,140)
           Net income (loss) per share - basic          .20              .24             .28            (.17)
           Net income (loss) per share - diluted        .20              .24             .27            (.17)
        Year ended December 31, 1997:
           Revenue                                   50,087           48,977          51,578          52,377
           Gross profit                               6,597            5,282           6,901           8,430
           Net Income                                 1,190              164           1,206           1,686
           Net income (loss) per share - basic          .18              .02             .18             .27
           Net Income per share - diluted               .18              .02             .18             .27

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


15.  Market Information (Unaudited)

     The Company's common stock is traded on the Nasdaq National Market System under the symbol SMCC. The following table sets forth the high and low sale prices of the stock for each quarter of 1996 and 1997:

                                                   1996                       1997
                                            High            Low         High           Low
                                          ------         ------       ------        ------
     First Quarter                          8.25          6.75          8.50         6.875
     Second quarter                        10.00          7.375         9.25         5.625
     Third quarter                         11.25          8.50          8.00         5.625
     Fourth quarter                        11.25          6.50          8.25         5.000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 27, 1998             SMC CORPORATION



                                       By: JOHN L. VARNER
                                           -------------------------------------
                                           John L. Varner
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 27, 1998.

          Signature                              Title
          ---------                              -----


MATHEW M. PERLOT                       Chief Executive Officer
----------------------------------     and Chairman of the Board
Mathew M. Perlot                       (Principal Executive Officer)


JAY L. HOWARD                          President and Director
----------------------------------
Jay L. Howard


JOHN L. VARNER                         Chief Financial Officer
----------------------------------     Principal Financial and Accounting
John L. Varner                         Officer)


CURTIS W. LAWLER                       Director
----------------------------------
Curtis W. Lawler


CONNIE M. PERLOT                       Director
----------------------------------
Connie M. Perlot

MILTON L. RAY                          Director
----------------------------------
Milton L. Ray


LAWRENCE S. BLACK                      Director
----------------------------------
Lawrence S. Black

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

  23.1        Consent of Price Waterhouse LLP

  27.1        Financial Data Schedule

--------------

     * This exhibit constitutes a management contract or compensatory plan or arrangement.

     + Confidential treatment has been granted by the Commission for certain portions of this agreement.