Form 10-Q
period 1998-03-31
SMC CORP
filed 1998-05-15
CIK 932129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

                     Yes [ X ]               No [  ]

The number of outstanding shares of Common Stock at May 1, 1998:  6,545,349

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                            Page

Part I - Financial Information

    Item 1.  Financial Statements

             Consolidated Balance Sheet - December 31, 1997 and
             March 31, 1998................................................... 3

             Consolidated Statement of Income - Three Months
             Ended March 31, 1997 and March 31, 1998.......................... 4

             Consolidated Statement of Changes in Shareholders'
             Equity - Year Ended December 31, 1997 and Three
             Months Ended March 31, 1998...................................... 5

             Consolidated Statement of Cash Flows - Three Months
             Ended March 31, 1997 and March 31, 1998.......................... 6

             Notes to Consolidated Financial Statements....................... 7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................. 9

Part II - Other Information

    Item 6.       Exhibits and Reports on Form 8-K............................11

Signatures....................................................................12

Exhibit Index.................................................................13

                         Part I - Financial Information

Item 1.   Financial Statements

SMC Corporation
Consolidated Balance Sheet
(in thousands)
-------------------------------------------------------------------------------------------------------------------------


                                                                                           December 31,          March 31,
                                                                                                  1997               1998
                                                                                        --------------     --------------
                                                                                                  (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                              $          103     $           78
 Accounts receivable, net                                                                       12,397             12,021
 Inventories (Note 2)                                                                           23,038             26,302
 Prepaid expenses and other                                                                        709                738
 Deferred tax asset                                                                              2,834              2,834
                                                                                        --------------     --------------
      Total current assets                                                                      39,081             41,973
Property, plant and equipment, net                                                              18,585             18,495
Intangible assets, net                                                                           2,129              2,082
Other assets                                                                                        47                 40
                                                                                        --------------     --------------
     Total assets                                                                       $       59,842     $       62,590
                                                                                        ==============     ==============
Liabilities and Shareholders' Equity Current liabilities:
  Notes payable                                                                         $        1,695     $        1,011
  Current portion of long-term debt                                                              1,381              1,376
  Accounts payable                                                                              17,342             16,904
  Income taxes payable                                                                             405                482
  Product warranty liabilities                                                                   3,769              3,749
  Current portion of capital lease obligation                                                       18                 18
  Accrued liabilities                                                                            4,725              6,270
                                                                                        --------------     --------------
     Total current liabilities                                                                  29,335             29,810
Long-term debt, net of current portion                                                           5,376              5,083
Capital lease obligation, less current portion                                                      57                 53
Deferred income taxes                                                                              781                781
                                                                                        --------------     --------------
     Total liabilities                                                                          35,549             35,727
                                                                                        --------------     --------------
Shareholders' equity:
  Preferred stock, 5,000 shares authorized, none issued or outstanding                              --                 --
  Common stock, 30,000 shares authorized, 6,343 and 6,545 shares issued
    and outstanding                                                                             10,810             12,640
 Additional paid-in capital                                                                      1,488              1,472
 Retained earnings                                                                              11,995             12,751
                                                                                        --------------     --------------
      Total shareholders' equity                                                                24,293             26,863
                                                                                        --------------     --------------
Total liabilities and shareholders' equity                                              $       59,842     $       62,590
                                                                                        ==============     ==============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                                   1997             1998
                                                                                         --------------   --------------
                                                                                                  (unaudited)
Sales                                                                                    $       50,087   $       47,805
Cost of sales                                                                                    43,490           41,799
                                                                                         --------------   --------------
   Gross profit                                                                                   6,597            6,006
Selling, general and administrative expenses                                                      4,402            4,598
                                                                                         --------------   --------------
Income from operations                                                                            2,195            1,408
Interest expense                                                                                    273              140
Other income, net                                                                                   (62)            (176)
                                                                                         --------------   --------------
Income before provision for taxes                                                                 1,984            1,444
Provision for income taxes                                                                          794              528
                                                                                         --------------   --------------
Net income                                                                               $        1,190   $          916
                                                                                         ==============   ==============
Net income per share - basic                                                             $          .18   $          .14
                                                                                         ==============   ==============
Net income per share - diluted                                                           $          .18   $          .14
                                                                                         ==============   ==============
Weighted average number of shares - basic                                                         6,564            6,440
                                                                                         ==============   ==============
Weighted average number of shares - diluted                                                       6,564            6,507
                                                                                         ==============   ==============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(in thousands)
---------------------------------------------------------------------------------------------------------------------------------


                                                        Common Stock                  Additional
                                               ---------------------------------         paid-in         Retained
                                                       Shares             Amount         capital         earnings           Total
                                               --------------      -------------    ------------    -------------    ------------
Balance, December 31, 1996                              6,563    $        10,914    $      1,556    $       8,524    $     20,994
Net income                                                 --                 --              --            4,246           4,246
Stock repurchase                                        (220)              (104)             (68)            (775)           (947)
                                               --------------      -------------    ------------    -------------    ------------
Balance, December 31, 1997                              6,343             10,810           1,488           11,995          24,293
                                               --------------      -------------    ------------    -------------    ------------
Net income                                                 --                 --              --              916             916
Common stock issued upon exercise
   of stock options                                       252              1,954              --               --           1,954
Stock repurchase                                          (50)              (124)            (16)            (160)           (300)
                                                  -----------      -------------    ------------    -------------    ------------
Balance, March 31, 1998                                 6,545    $        12,640    $      1,472    $      12,751    $     26,863
                                               ==============      =============    ============    =============    ============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
------------------------------------------------------------------------------------------------------------------------


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                 1997               1998
                                                                                       --------------     --------------
                                                                                                  (unaudited)
Cash flows from operating activities:
   Net income                                                                          $        1,190     $          916
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                              450                463
       Changes in current assets and liabilities:
         Accounts receivable                                                                    1,525                376
         Inventories                                                                            1,511             (3,264)
         Prepaid expenses and other                                                               248                (29)
         Other assets                                                                              17                  7
         Accounts payable                                                                       1,955               (438)
         Income taxes payable                                                                    (726)                77
         Accrued liabilities and other obligations                                                509              1,525
                                                                                       --------------     --------------

Net cash provided by (used in) operating activities                                             6,679               (367)
                                                                                       --------------     --------------

Cash flows from investing activities:
   Capital expenditures                                                                        (1,417)              (326)
                                                                                       --------------     --------------

Net cash used in investing activities                                                          (1,417)              (326)
                                                                                       --------------     --------------

Cash flows from financing activities:
   Net repayments on notes payable                                                             (4,803)              (684)
   Repayments of long-term debt                                                                  (485)              (298)
   Principal payments on capital lease obligation                                                  (3)                (4)
   Proceeds from issuance of common stock                                                          --              1,954
   Repurchase of capital stock                                                                     --               (300)
                                                                                       --------------     --------------

Net cash used in (provided by) financing activities                                            (5,291)               668
                                                                                       --------------     --------------

Net decrease in cash and cash equivalents                                                         (29)               (25)

Cash and cash equivalents, beginning of period                                                    316                103
                                                                                       --------------     --------------

Cash and cash equivalents, end of period                                               $          287     $           78
                                                                                       ==============     ==============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Form 10-Q
For the First Quarter Ended March 31, 1998 (unaudited)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Basis of Presentation of Interim Period Statements

     The accompanying financial statements are unaudited and have been prepared by SMC Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.   Inventories

     Inventories by major classification are as follows (in thousands):


                                           December 31,       March 31,
                                                  1997            1998
                                           -----------     -----------
     Raw materials                         $    11,418     $    12,550
     Work-in-progress                            9,581           8,274
     Finished goods                              2,039           5,478
                                           -----------     -----------
     Total                                 $    23,038     $    26,302
                                           ===========     ===========

3.   Earnings Per Share

     The Company adopted FASB Statement 128, "Earnings Per Share," in the fourth quarter of 1997. FASB 128 requires dual presentation of basic and diluted EPS. Previously, the Company had presented primary EPS. Diluted EPS is calculated by dividing net income by the total of the weighted average actual shares outstanding for each period plus the number of shares calculated as having a dilutive impact, if any, related to the stock options under the Company's Stock Incentive Plan, and the warrants issued in conjunction with the Company's initial public offering. Previously reported amounts for primary EPS are the same as the diluted EPS amounts now reported. Basic EPS is computed by dividing the net income by the weighted average actual shares outstanding for each period presented with no consideration as to the dilutive impact of the Company's outstanding stock options or warrants.

4.   Comprehensive Income

     In June 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income for the three months ended March 31, 1998 and 1997 was net income of $1.2 million and $916,000, respectively.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated statement of income data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.

                                                                   Three months ended
                                                                        March 31,
                                                                 -----------------------     Percentage change
                                                                      1997          1998     in dollar amounts
                                                                 ---------      ---------    -----------------
Sales..........................................................      100.0%         100.0%              (4.6)%
Cost of sales..................................................       86.8           87.4               (3.9)
                                                                 ---------      ---------
Gross profit...................................................       13.2           12.6               (9.0)
Selling, general and
  administrative expenses......................................        8.8            9.6                4.5
                                                                 ---------     ----------
Income from operations.........................................        4.4            3.0              (35.9)
Interest expense...............................................        (.5)           (.3)             (48.7)
Other income...................................................         .1             .4              183.9
                                                                 ---------     ----------
Pretax income..................................................        4.0            3.1              (27.2)
Provision for income taxes.....................................        1.6            1.2              (33.5)
                                                                 ---------     ----------
Net income.....................................................        2.4%           1.9%             (23.0)

     Sales decreased 4.6% to $47.8 million for the first quarter of 1998 from $50.1 million for the comparable period in 1997. The decrease was largely the result of a 15.0% unit sales decrease to 381 units, down from 448 in the prior year. The unit decrease is principally the result of lower than expected sales during the winter show season.

     Gross profit margin decreased $591,000 (9.0%) in the first quarter of 1998 compared to 1997, and decreased as a percentage of sales from 13.2% to 12.6%. Gross margin percentage was lower due to the lower sales level and a shift in the mix to lower priced motor homes, which generally have lower gross margins.

     Selling, general and administrative expenses increased 4.5% to $4.6 million for the first quarter of 1998 from $4.4 million in the comparable period of 1997.

     Given the factors affecting gross margin and selling, general and administrative expenses, operating income decreased 35.9% to $1.4 million for the first quarter of 1998 from $2.2 million in the comparable period of 1997.

     Interest expense decreased 48.7% to $140,000 for the first quarter of 1998 from $273,000 in the comparable period of 1997. The decrease was due to lower borrowings on the Company's revolving lines of credit during the first quarter of 1998 compared to 1997. Compared to the first quarter of 1997, lower levels of finished goods inventory were held in the first quarter of 1998, thus requiring less borrowing on the Company's line of credit.

     Other income was $176,000 for the first quarter of 1998 compared to $62,000 for the first quarter of 1997.

     For the first quarter of 1998, the effective tax rate was 36.6%, resulting in an income tax provision of $528,000. For the first quarter of 1997, the Company's income tax provision was $794,000, at an effective rate of 40%. The decrease in effective rate is due to the benefit of energy tax credits available to the Company.

     Net income after tax for the first quarter of 1998 was $916,000, down from 1997's net income of $1.2 million.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter ending September 30.

Liquidity and Capital Resources

     During the first quarter of 1998, SMC generated a negative cash flow from operations of $367,000 while its working capital position increased from $9.7 million at December 31, 1997 to $12.2 million at March 31, 1998 (including cash and cash equivalents of $78,000). The Company received proceeds from the issuance of common stock under its Stock Incentive Plan of $2.0 million during the first quarter of 1998. These proceeds were used to finance the negative cash flow from operations in addition to $326,000 in capital expenditures, $982,000 in repayment of short-term and long-term borrowings, and the repurchase of common stock of $300,000.

     The Company anticipates that its aggregate capital expenditures for 1998 will be approximately $2.0 million. The Company plans to use cash generated from operations and issuance of long-term debt to fund these expenditures.

     The Company has lines of credit of $10.0 million ($9.0 million of which is available at March 31, 1998), plus an additional $4.0 million equipment financing line of credit, which is all available at March 31, 1998. Amounts outstanding under these lines of credit bear interest at prime (8.5% at March 31, 1998) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was in compliance with all covenants and agreements at March 31, 1998.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of March 31, 1998, the Company estimates its total contingent liability under repurchase obligations was approximately $88.0 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

         11      Statement of Calculation of Average Common Shares Outstanding

         27.1    Financial Data Schedule

         27.2    Restated Financial Data Schedule

         27.3    Restated Financial Data Schedule

  (b)    Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SMC CORPORATION



Date:  May 15, 1998                    By: JOHN L. VARNER
                                           -------------------------------------
                                           John L. Varner
                                           Chief Financial Officer
                                          (Principal Financial Officer)

                                  Exhibit Index


Exhibit
  No.              Description
-------            -----------
11                 Statement of Calculation of Average
                     Common Shares Outstanding

27.1               Financial Data Schedule

27.2               Restated Financial Data Schedule

27.3               Restated Financial Data Schedule