Form 10-Q
period 1998-06-30
SMC CORP
filed 1998-08-14
CIK 932129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                    Yes [ X ]          No [  ]

The number of outstanding shares of Common Stock at August 4, 1998: 6,545,349

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                           Page

Part I - Financial Information

    Item 1.       Financial Statements

                  Consolidated Balance Sheet - December 31, 1997 and
                  June 30, 1998......................................        3

                  Consolidated Statement of Income - Three Months
                  Ended June 30, 1997 and June 30, 1998..............        4

                  Consolidated Statement of Income - Six Months
                  Ended June 30, 1997 and June 30, 1998..............        5

                  Consolidated Statement of Changes in Shareholders'
                  Equity - Year Ended December 31, 1997 and Six
                  Months Ended June 30, 1998.........................        6

                  Consolidated Statement of Cash Flows - Six Months
                  Ended June 30, 1997 and June 30, 1998..............        7

                  Notes to Consolidated Financial Statements.........        8

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................       10

Part II - Other Information

    Item 4.       Submission of Matters to a Vote of Security Holders.      13

    Item 5.       Other Information...................................      14

    Item 6.       Exhibits and Reports on Form 8-K....................      14

Signatures............................................................      15

Exhibit Index.........................................................      16

                         Part I - Financial Information

Item 1. Financial Statements

SMC Corporation
Consolidated Balance Sheet
(in thousands)
--------------------------------------------------------------------------------

                                                         December 31,          June 30,
                                                            1997                 1998
                                                         ------------        -------------
                                                                   (unaudited)

Assets
Current assets:
 Cash and cash equivalents                               $        103        $         110
 Accounts receivable, net                                      12,397               13,819
 Inventories (Note 2)                                          23,038               26,144
 Prepaid expenses and other                                       709                1,125
 Deferred tax asset                                             2,834                2,834
                                                        -------------        -------------
      Total current assets                                     39,081               44,032
Property, plant and equipment, net                             18,585               18,176
Intangible assets, net                                          2,129                2,036
Other assets                                                       47                   35
                                                        -------------        -------------
     Total assets                                       $      59,842        $      64,279
                                                        =============        =============
Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                         $      1,695         $       1,133
  Current portion of long-term debt                            1,381                 1,371
  Accounts payable                                            17,342                17,804
  Income taxes payable                                           405                    --
  Product warranty liabilities                                 3,769                 3,731
  Current portion of capital lease obligation                     18                    18
  Accrued liabilities                                          4,725                 6,936
                                                        ------------         -------------
     Total current liabilities                                29,335                30,993
                                                        ------------         -------------
Long-term debt, net of current portion                         5,376                 4,754
Capital lease obligation, less current portion                    57                    50
Deferred income taxes                                            781                   781
                                                        ------------         -------------
     Total liabilities                                        35,549                36,578
                                                        ------------         -------------
Shareholders' equity:
  Preferred stock, 5,000 shares authorized,
    none issued or outstanding                                    --                    --
  Common stock, 30,000 shares authorized,
    6,343 and 6,545 shares issued and outstanding             10,810                12,750
 Additional paid-in capital                                    1,488                 1,472
 Retained earnings                                            11,995                13,479
                                                        ------------         -------------
      Total shareholders' equity                              24,293                27,701
                                                        ------------         -------------
Total liabilities and shareholders' equity              $     59,842         $      64,279
                                                        ============         =============

    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                        Three Months Ended
                                                              June 30,
                                                        1997            1998
                                                    ------------    -----------
                                                            (unaudited)

Sales                                               $    48,977     $     52,324

Cost of sales                                            43,695           46,455
                                                    -----------     ------------
   Gross profit                                           5,282            5,869

Selling, general and administrative expenses              4,781            4,283
                                                    -----------     ------------
Income from operations                                      501            1,586

Interest expense                                            202              216

Other income, net                                            25                7
                                                    -----------     ------------
Income before provision for taxes                           274            1,363

Provision for income taxes                                  110              525
                                                    -----------     ------------
Net income                                          $       164     $        838
                                                    ===========     ============
Net income per share - basic                        $       .02     $        .13
                                                    ===========     ============
Net income per share - diluted                      $       .02     $        .13
                                                    ===========     ============
Weighted average number of shares - basic                 6,563            6,545
                                                    ===========     ============
Weighted average number of shares - diluted               6,563            6,550
                                                    ===========     ============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)
--------------------------------------------------------------------------------



                                                        Six Months Ended
                                                              June 30,
                                                        1997          1998
                                                    ------------   ------------
                                                            (unaudited)

Sales                                               $     99,065   $     100,129

Cost of sales                                             87,186          88,254
                                                    ------------   -------------
   Gross profit                                           11,879          11,875

Selling, general and administrative expenses               9,182           8,881
                                                    ------------   -------------
Income from operations                                     2,697           2,994

Interest expense                                             475             356

Other income, net                                            (36)           (169)
                                                    ------------   -------------
Income before provision for taxes                          2,258           2,807

Provision for income taxes                                   904           1,053
                                                    ------------   -------------
Net income                                          $      1,354   $       1,754
                                                    ============   =============
Net income per share - basic                        $        .21   $         .27
                                                    ============   =============
Net income per share - diluted                      $        .21   $         .27
                                                    ============   =============
Weighted average number of shares - basic                  6,563           6,493
                                                    ============   =============
Weighted average number of shares - diluted                6,564           6,529
                                                    ============   =============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(in thousands)
--------------------------------------------------------------------------------


                                               Common Stock              Additional
                                                                           paid-in          Retained
                                           Shares        Amount            capital          earnings           Total
                                        ------------  ------------       ----------       -------------      -----------

Balance, December 31, 1996                  6,563     $     10,914       $    1,556       $       8,524      $    20,994

Net income                                     --               --               --               4,246            4,246

Stock repurchase                             (220)            (104)             (68)               (775)            (947)
                                          -------     ------------       ----------       -------------      -----------
Balance, December 31, 1997                  6,343           10,810            1,488              11,995           24,293
                                          -------     ------------       ----------       -------------      -----------
Net income                                     --               --               --               1,754            1,754

Common stock issued upon exercise             252            1,954               --                  --            1,954
   of stock options

Stock repurchase                              (50)             (14)             (16)               (270)            (300)
                                          -------     ------------       ----------       -------------      -----------
Balance, June 30, 1998                      6,545     $     12,750       $    1,472       $      13,479      $    27,701
                                          =======     ============       ==========       =============      ===========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
--------------------------------------------------------------------------------




                                                                                Six Months Ended
                                                                                    June 30,
                                                                              1997              1998
                                                                        ----------------   --------------
                                                                                   (unaudited)

Cash flows from operating activities:
   Net income                                                           $          1,354   $        1,754
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                               1,040            1,011
       Changes in current assets and liabilities:
         Accounts receivable                                                       1,194           (1,422)
         Inventories                                                                (260)          (3,106)
         Prepaid expenses and other                                                 (389)            (416)
         Other assets                                                                 30               12
         Accounts payable                                                          1,820              462
         Income taxes payable                                                     (1,365)            (405)
         Accrued liabilities and other obligations                                 1,587            2,173
                                                                        ----------------   --------------

Net cash provided by operating activities                                          5,011               63
                                                                        ----------------   --------------
Cash flows from investing activities:
   Capital expenditures                                                           (2,035)            (509)
   Other                                                                            (195)               -
                                                                        ----------------   --------------

Net cash used in investing activities                                             (2,230)            (509)
                                                                        ----------------   --------------

Cash flows from financing activities:
   Net repayments on notes payable                                                (1,899)            (562)
   Proceeds from issuance of long-term debt                                          174               --
   Repayments of long-term debt                                                   (1,014)            (632)
   Principal payments on capital lease obligation                                     (8)              (7)
   Proceeds from issuance of common stock                                             --            1,954
   Repurchase of common stock                                                         --              (30)
                                                                        ----------------   --------------
Net cash (used in) provided by financing activities                               (2,747)             453
                                                                        ----------------   --------------

Net increase in cash and cash equivalents                                             34                7

Cash and cash equivalents, beginning of period                                       316              103
                                                                        ----------------   --------------

Cash and cash equivalents, end of period                                $            350   $          110
                                                                        ================   ==============



    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Form 10-Q
For the Second Quarter Ended June 30, 1998 (unaudited)
Notes to Financial Statements
--------------------------------------------------------------------------------

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

2.   Inventories

     Inventories by major classification are as follows (in thousands):

                                          December 31,           June 30,
                                             1997                 1998
                                         --------------       -------------

Raw materials                            $       11,418       $      13,301
Work-in-progress                                  9,581               7,745
Finished goods                                    2,039               5,098
                                         --------------       -------------
Total                                    $       23,038       $      26,144
                                         ==============       =============

3.   Earnings Per Share

     The Company adopted FASB Statement 128, "Earnings Per Share," in the fourth quarter of 1997. FASB 128 requires dual presentation of basic and diluted EPS. Previously, the Company had presented primary EPS. Diluted EPS is calculated by dividing net income by the total of the weighted average actual shares outstanding for each period plus the number of shares calculated as having dilutive impact, if any, related to the stock options under the Company's Stock Incentive Plan, and the warrants issued in conjunction with the Company's initial public offering. Previously reported amounts for primary EPS are the same as the diluted EPS amounts now reported. Basic EPS is computed by dividing the net income by the weighted average actual shares outstanding for each period presented with no consideration as to the dilutive impact of the Company's outstanding stock options or warrants.

SMC Corporation
Form 10-Q
For the Second Quarter Ended June 30, 1998 (unaudited)
Notes to Financial Statements
--------------------------------------------------------------------------------

4.   Related Party Transactions

     During the three-month and six-month periods ended June 30, 1997 and 1998, the Company had sales of $7.5 million and $11.0 million and $7.3 million and $14.2 million, respectively, to a dealership that is owned by parties related to an officer of the Company.

5.   Comprehensive Income

     In June 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income for the three-month and six-month periods ended June 30, 1997 and 1998 was net income of $164,000 and $1.4 million and $838,000 and $1.8 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated statement of income data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.


                                        Three months ended                            Six months ended
                                             June 30,           Percentage change         June 30,            Percentage change
                                         1997        1998       in dollar amounts     1997        1998        in dollar amounts
                                      ---------    --------     -----------------   --------    --------      -----------------

Sales..............................      100.0%      100.0%            6.8%           100.0%      100.0%              1.1%
Cost of sales......................       89.2        88.8             6.3             88.0        88.1               1.2
                                      --------     -------                          --------    -------
Gross profit.......................       10.8        11.2            11.1             12.0        11.9                --
Selling, general and
  administrative expenses..........        9.8         8.2           (10.4)             9.3         8.9              (3.3)
                                      --------     -------                          --------    -------
Income from operations.............        1.0         3.0           216.6              2.7         3.0              11.0
Interest expense...................         .4          .4             6.9               .5          .4             (25.1)
Other expense (income).............         .1          --            72.0              (.1)        (.2)            369.4
                                      --------     -------                          --------    -------
Pretax income......................         .5         2.6           397.4              2.3         2.8              24.3
Provision for income taxes.........         .2         1.0            77.3               .9         1.0              16.4
                                      --------     -------                          --------    -------
Net income.........................         .3%        1.6%          411.0              1.4%        1.8%             29.5
                                      ========     =======                          ========    =======

     Sales increased 6.8% to $52.3 million for the second quarter of 1998 from $49.0 million for the comparable period in 1997. The Company had a decrease in unit sales of 9.2%, from 444 units in 1997 to 403 units in 1998. For the six months ended June 30, 1998, sales increased 1.1% to $100.1 million from $99.1 million for the comparable period in 1997. For the six-month period, unit sales decreased to 784 units, down 12.1% from 892 units sold in the same period in 1997. Lower unit sales in both periods were the result of lower than expected sales during the winter show season, which also impacted replenishment order sales after the winter show season in the second quarter. Total sales dollars increased in both time periods due to a shift in sales mix toward the Company's higher priced models in the second quarter.

     Gross profit margin for the quarter ended June 30, 1998 increased 11.1% to $5.9 million from $5.3 million in the comparable period in 1997, and increased as a percentage of sales from 10.8% to 11.2%. The higher margin performance was caused by the shift in sales mix towards the Company's higher priced models. For the six months ended June 30, 1998, gross profit margin remained stable at $11.9 million, and decreased as a percentage of sales from 12.0% to 11.9%.

     Selling, general, and administrative expenses decreased 10.4% to $4.3 million for the quarter ended June 30, 1998 from $4.8 million for the comparable period of 1997. For the six-month period ended June 30, 1998, selling, general, and administrative costs decreased 3.3% to $8.9 million from $9.2 million for the same period in 1997.

     Given the factors affecting gross margin and selling, general and administrative expenses, operating income increased 216.6% to $1.6 million for the second quarter of 1998 from $500,000 in the comparable period of 1997. Operating income increased 11.0% to $3.0 million for the six months ended June 30, 1998 from $2.7 million for the comparable period in 1997.

     Interest expense increased 6.9% to $216,000 for the second quarter of 1998 from $202,000 in the comparable period of 1997. Interest expense decreased 25.1% to $356,000 for the six-month period ended June 30, 1998 from $475,000 for the comparable period in 1997 as a result of lower overall debt outstanding given lower working capital needs and payoff of term debt.

     For the second quarter of 1998, the effective tax rate was 38.5%, resulting in an income tax provision of $525,000. For the second quarter of 1997, the Company's income tax provision was $110,000, at an effective rate of 40.1%. For the six-month period ended June 30, 1998, the effective tax rate was 37.5%, resulting in an income tax provision of $1.1 million. For the six-month period ended June 30, 1997, the effective tax rate was 40.0%, resulting in an income tax provision of $904,000. The decrease in effective rate in 1998 for both periods is due to the benefit of energy tax credits available to the Company.

     Net income after tax for the second quarter of 1998 was $838,000, up 411.0% from 1997's second-quarter net income of $164,000. Net income after tax was $1.8 million for the six months ended June 30, 1998, up 29.5% from $1.4 million in 1997.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter ending September 30.

Liquidity and Capital Resources

     During the first six months of 1998, SMC generated $63,000 in cash from operations while its working capital position increased from $9.8 million at December 31, 1997 to $13.0 million at June 30, 1998 (including cash and cash equivalents of $110,000). Cash generated from operations during the first half of 1998 was used to finance capital expenditures of approximately $509,000, to pay down the line of credit facility by approximately $562,000, and to service term debt payments of approximately $632,000.

     The Company anticipates that its aggregate capital expenditures for 1998 will be approximately $2.0 million. The Company plans to use cash generated from operations and issuance of long-term debt to fund these expenditures.

     The Company has lines of credit of $10.0 million ($8.9 million of which is available at June 30, 1998), plus an additional $4.0 million equipment financing line of credit, all of which was available at June 30, 1998. Amounts outstanding under these lines of credit bear interest at prime (8.5% at June 30, 1998) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants which provide that the Company receive consent from the lender to declare or pay dividends in cash, stock or other property. The covenants also include restrictions relating to (1) mergers, consolidations and sale of assets,
(2) guarantees by the Company of debts or obligations of other persons or entities, and (3) acquisition of the Company's own stock. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was in compliance with all covenants and agreements at June 30, 1998.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of June 30, 1998, the Company estimates its total contingent liability under repurchase obligations was approximately $88.0 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company is implementing software and hardware to upgrade the Company's management information systems at all its locations. The Company expects to spend approximately $100,000 in 1998 to complete these upgrades.

     The Company has also begun evaluating significant suppliers, financial institutions and customers to determine the extent to which the Company is vulnerable to those parties failing to remediate their own Year 2000 issues. While the Company expects that the Year 2000 will not pose significant operational problems, delays in the implementation of the new information systems, or a failure of its vendors, customers or financial institutions to become Year 2000 compliant, could have a material adverse effect on the Company's business, financial condition and results of operations.

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     On May 14, 1998 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 6,545,349 shares of Common Stock were eligible to vote on the matters presented.

     1. The shareholders elected each of Mathew M. Perlot, Curtis W. Lawler, Connie M. Perlot, Jim L. Traughber, Lawrence S. Black, Milton L. Ray, and Jay L. Howard, by the votes indicated below, to serve on the Company's Board of Directors for the ensuing year:

                                                   Shares Against
                          Shares in Favor            or Withheld          Abstentions

Mathew M. Perlot             6,198,701                  10,350                 0
Curtis W. Lawler             6,199,601                   9,450                 0
Connie M. Perlot             6,195,451                  13,600                 0
Jim L. Traughber             6,198,701                  10,350                 0
Lawrence S. Black            6,198,901                  10,150                 0
Milton L. Ray                6,199,101                   9,950                 0
Jay L. Howard                6,195,951                  13,100                 0


Total Shares Eligible        6,545,349
Total Shares Present         6,209,051


Item 5. Other Information

     In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after February 27, 1999 (45 days prior to the date in 1999 corresponding to the date on which the Company mailed its proxy materials for the 1998 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive offices of the Company no later than December 13, 1998.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         11 Statement of Calculation of Average Common Shares Outstanding

         27 Financial Data Schedule

     (b) Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SMC CORPORATION



Date:  August 14, 1998                 By:  JAY L. HOWARD
                                          --------------------------------------
                                            Jay L. Howard
                                            President, SMC Corporation


                                            JOHN L. VARNER
                                          --------------------------------------
                                            John L. Varner
                                            Chief Financial Officer,
                                            SMC Corporation

                                  Exhibit Index

Exhibit
  No.                         Description
-------                       -----------

  11                          Statement of Calculation of Average
                              Common Shares Outstanding

  27                          Financial Data Schedule