Form 10-Q
period 1998-09-30
SMC CORP
filed 1998-11-16
CIK 932129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

                    Yes [ X ]                    No [  ]

The number of outstanding shares of Common Stock at October 20, 1998: 6,420,349

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----

Part I - Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheet - December 31, 1997 and
             September 30, 1998.........................................    3

             Consolidated Statement of Operations - Three Months
             Ended September 30, 1997 and September 30, 1998............    4

             Consolidated Statement of Operations - Nine Months
             Ended September 30, 1997 and September 30, 1998............    5

             Consolidated Statement of Changes in Shareholders'
             Equity - Year Ended December 31, 1997 and Nine
             Months Ended September 30, 1998............................    6

             Consolidated Statement of Cash Flows - Nine Months
             Ended September 30, 1997 and September 30, 1998............    7

             Notes to Consolidated Financial Statements.................    8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................   10

Part II - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders........   14

     Item 5. Other Information..........................................   14

     Item 6. Exhibits and Reports on Form 8-K...........................   15

Signatures   ...........................................................   16

Exhibit Index...........................................................   17

                         Part I - Financial Information

Item 1.  Financial Statements

SMC Corporation
Consolidated Balance Sheet
(in thousands)
--------------------------------------------------------------------------------


                                                         December 31,      September 30,
                                                            1997               1998
                                                         ------------      -------------
                                                                  (unaudited)

Assets
Current assets:
   Cash and cash equivalents                             $        103      $         343
   Accounts receivable, net                                    12,397             10,906
   Inventories (Note 2)                                        23,038             30,960
   Prepaid expenses and other                                     709              2,349
   Deferred tax asset                                           2,834              2,834
                                                         ------------      -------------
     Total current assets                                      39,081             47,392

Property, plant and equipment, net                             18,585             17,901
Intangible assets, net                                          2,129              1,989
Other assets                                                       47                 29
                                                         ------------      -------------

     Total assets                                        $     59,842      $      67,311
                                                         ============      =============

Liabilities and shareholders' equity
Current liabilities:
   Notes payable                                         $      1,695      $       2,042
   Current portion of long-term debt                            1,381              1,374
   Accounts payable                                            17,342             25,062
   Income taxes payable                                           405                 --
   Product warranty liabilities                                 3,769              3,766
   Current portion of capital lease obligation                     18                 18
   Accrued liabilities                                          4,725              5,396
                                                         ------------      -------------
     Total current liabilities                                 29,335             37,658
                                                         ------------      -------------

Long-term debt, net of current portion                          5,376              4,414
Capital lease obligation, less current portion                     57                 44
Deferred income taxes                                             781                781
                                                         ------------      -------------
     Total liabilities                                         35,549             42,897
                                                         ------------      -------------

Shareholders' equity:
   Preferred stock, 5,000 shares authorized,
     none issued or outstanding                                    --                 --
   Common stock, 30,000 shares authorized,
     6,343 and 6,420 shares issued and outstanding             10,810             11,944
   Additional paid-in capital                                   1,488              1,472
   Retained earnings                                           11,995             10,998
                                                         ------------      -------------
     Total shareholders' equity                                24,293             24,414
                                                         ------------      -------------

Total liabilities and shareholders' equity               $     59,842      $      67,311
                                                         ============      =============


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                            September 30,
                                                         1997           1998
                                                     -----------     ----------
                                                             (unaudited)
Sales                                                $    51,578     $   50,276

Cost of sales                                             44,677         47,483
                                                     -----------     ----------

   Gross profit                                            6,901          2,793

Selling, general and administrative expenses               4,612          4,822
                                                     -----------     ----------

Income (loss) from operations                              2,289         (2,029)

Interest expense                                             276            196

Other (income) expense, net (Note 6)                          (1)         1,795
                                                     -----------     ----------

Income (loss) before provision for taxes                   2,014         (4,020)

Provision (benefit) for income taxes                         808         (1,538)
                                                     -----------     ----------

Net income (loss)                                    $     1,206     $   (2,482)
                                                     ===========     ==========

Net income (loss) per share - basic                  $       .18     $     (.38)
                                                     ===========     ==========

Net income (loss) per share - diluted                $       .18     $     (.38)
                                                     ===========     ==========

Weighted average number of shares - basic                  6,563          6,499
                                                     ===========     ==========

Weighted average number of shares - diluted                6,556          6,499
                                                     ===========     ==========



    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Operations
(in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                         Nine Months Ended
                                                            September 30,
                                                         1997            1998
                                                     -----------     ----------
                                                             (unaudited)
                                                     -----------     ----------

Sales                                                $   150,643     $  150,406

Cost of sales                                            131,863        135,738
                                                     -----------     ----------

   Gross profit                                           18,780         14,668

Selling, general and administrative expenses              13,794         13,703
                                                     -----------     ----------

Income from operations                                     4,986            965

Interest expense                                             751            552

Other (income) expense, net (note 6)                         (37)         1,626
                                                     -----------     ----------

Income (loss) before provision for taxes                   4,272         (1,213)

Provision (benefit) for income taxes                       1,712           (486)
                                                     -----------     ----------

Net income (loss)                                    $     2,560     $     (727)
                                                     ===========     ==========

Net income (loss) per share - basic                  $       .39     $     (.11)
                                                     ===========     ==========

Net income (loss) per share - diluted                $       .39     $     (.11)
                                                     ===========     ==========

Weighted average number of shares - basic                  6,563          6,495
                                                     ===========     ==========

Weighted average number of shares - diluted                6,561          6,519
                                                     ===========     ==========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(in thousands)
--------------------------------------------------------------------------------

                                           Common Stock              Additional
                                  ------------------------------      paid-in        Retained
                                      Shares          Amount          capital        earnings        Total
                                  --------------   -------------   -------------   ------------   ----------

Balance, December 31, 1996                 6,563   $      10,914   $       1,556   $      8,524   $   20,994

Net income                                    --              --              --          4,246        4,246


Stock repurchase                            (220)           (104)            (68)          (775)        (947)
                                  --------------   -------------   -------------   ------------   ----------

Balance, December 31, 1997                 6,343          10,810           1,488         11,995       24,293
                                  --------------   -------------   -------------   ------------   ----------

Net (loss)                                    --              --              --           (727)        (727)

Common stock issued upon                     252           1,954              --             --        1,954
   exercise of stock options

Stock repurchase                            (175)           (820)            (16)          (270)      (1,106)
                                  --------------   -------------   -------------   ------------   ----------

Balance, September 30, 1998                6,420   $      11,944   $       1,472   $     10,998   $   24,414
                                  ==============   =============   =============   ============    =========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
--------------------------------------------------------------------------------


                                                                  Nine Months Ended
                                                                    September 30,
                                                               -------------------------
                                                                  1997           1998
                                                               -----------    ----------
                                                                      (unaudited)

Cash flows from operating activities:
   Net income (loss)                                           $     2,560    $    (727)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                 1,563        1,565
       Changes in current assets and liabilities:
                  Accounts receivable                                1,319        1,491
                  Inventories                                        3,304       (7,922)
                  Prepaid expenses and other                           123       (1,640)
                  Other assets                                          47           18
                  Accounts payable                                  (1,521)       7,720
                  Income taxes payable                              (1,031)        (405)
                  Accrued liabilities and other obligations            116          668
                                                               -----------     --------

Net cash provided by operating activities                            6,480          768
                                                               -----------     --------

Cash flows from investing activities:
           Capital expenditures                                     (2,173)        (774)
           Proceeds from disposal of equipment                          16           33
           Other                                                      (195)          --
                                                               -----------     --------

Net cash used in investing activities                               (2,352)        (741)
                                                               -----------     --------

Cash flows from financing activities:
           Net (borrowings) repayments on notes payable             (3,313)         347
           Proceeds from issuance of long-term debt                    174           --
           Repayments of long-term debt                             (1,425)        (969)
           Principal payments on capital lease obligation              (12)         (13)
           Proceeds from sale-leaseback                              1,364           --
           Proceeds from issuance of common stock                       --        1,954
           Repurchase of common stock                                 (947)      (1,106)
                                                               -----------     --------
Net cash (used in) provided by financing activities                 (4,159)         213
                                                               -----------     --------

Net (decrease) increase in cash and cash equivalents                   (31)         240

Cash and cash equivalents, beginning of period                         316          103
                                                               -----------     --------

Cash and cash equivalents, end of period                       $       285     $    343
                                                               ===========     ========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Form 10-Q
For the Third Quarter Ended September 30, 1998 (unaudited)
Notes to Financial Statements
--------------------------------------------------------------------------------

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

2.   Inventories

     Inventories by major classification are as follows (in thousands):

                                           December 31,       September 30,
                                               1997               1998
                                          ---------------   ----------------

Raw materials                             $        11,418   $         17,465
Work-in-progress                                    9,581             11,438
Finished goods                                      2,039              2,057
                                          ---------------   ----------------
Total                                     $        23,038   $         30,960
                                          ===============   ================

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

SMC Corporation
Form 10-Q
For the Third Quarter Ended September 30, 1998 (unaudited)
Notes to Financial Statements
--------------------------------------------------------------------------------

4.   Related Party Transactions

     During the three-month and nine-month periods ended September 30, 1997 and 1998, the Company had sales of $7.4 million and $7.7 million and $18.4 million and $21.3 million, respectively, to a dealership that is owned by parties related to an officer of the Company.

5.   Comprehensive Income

     In June 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income or loss for the three-month and nine-month periods ended September 30, 1997 and 1998 was net income of $1.2 million and net loss of $2.5 million and net income of $2.6 million and net loss of $727,000, respectively.

6.   Other income, net

     Included in other income (expense), net for the three-month and nine-month period ended September 30, 1998 is a charge of $1.1 million related to reserves established for litigation matters involving product warranty of motor homes produced by the Company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated statement of income data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.


                                            Three months ended          Nine months ended
                                              September 30,               September 30,
                                           --------------------       ---------------------
                                             1997       1998            1997        1998
                                           ---------  ---------       ---------   ---------

     Sales..........................           100.0%     100.0%          100.0%      100.0%
     Cost of sales..................            86.6       94.4            87.5        90.2
                                           ---------  ---------       ---------   ---------
     Gross profit...................            13.4        5.6            12.5         9.8
     Selling, general and
         administrative expenses                 8.9        9.6             9.2         9.1
                                           ---------  ---------       ---------   ---------
     Income (loss) from operations..             4.5       (4.0)            3.3          .7
     Interest expense...............              .6         .4              .5          .4
     Other expense..................              --        3.6              --         1.1
                                           ---------  ---------       ---------   ---------
     Pretax (loss) income...........             3.9       (8.0)            2.8         (.8)
     Provision (benefit) for income taxes        1.6       (3.1)            1.1         (.3)
                                           ---------  ---------       ---------   ---------
     Net income (loss)..............             2.3%      (4.9)%           1.7%        (.5)%
                                           =========  =========       =========   =========

     Sales decreased 2.5% to $50.3 million for the third quarter of 1998 from $51.6 million for the comparable period in 1997. The Company had a decrease in unit sales of 11.5%, from 445 units in 1997 to 394 units in 1998. For the nine months ended September 30, 1998, sales decreased .2% to $150.4 million from $150.6 million for the comparable period in 1997. For the nine-month period, unit sales decreased to 1,178 units, down 11.9% from 1,337 units sold in the same period in 1997. Lower unit sales in the third quarter were related to production difficulties due to employee turnover during the model change at the Company's Safari plant. The Company believes these problems have been identified and solutions are being implemented. For the nine-month period ended September 30, 1998 sales were lower because of lower than expected sales during the winter show season, which also impacted replenishment order sales after the winter show season. Total sales dollars increased in both time periods due to a shift in sales mix toward the Company's higher priced models.

     Gross profit for the quarter ended September 30, 1998 decreased 59.5% to $2.8 million from $6.9 million in the comparable period in 1997, and decreased as a percentage of sales from 13.4% to 5.6%. The lower margin performance was caused by the production difficulties experienced at the Company's Safari plant. For the nine months ended September 30, 1998, gross profit decreased to $14.7 million from $18.8 million, and decreased as a percentage of sales from 12.5% to 9.8%.

     Selling, general, and administrative expenses increased 4.6% to $4.8 million for the quarter ended September 30, 1998 from $4.6 million for the comparable period of 1997.

For the nine-month period ended September 30, 1998, selling, general, and administrative costs decreased .7% to $13.7 million from $13.8 million for the same period in 1997.

     Given the factors affecting gross margin and selling, general and administrative expenses, operating income decreased 188.6% to a loss of $2.0 million for the third quarter of 1998 from income of $2.3 million in the comparable period of 1997. Operating income decreased 80.6% to $965,000 for the nine months ended September 30, 1998 from $5.0 million for the comparable period in 1997.

     Interest expense decreased 29.0% to $196,000 for the third quarter of 1998 from $276,000 in the comparable period of 1997. Interest expense decreased 26.5% to $552,000 for the nine-month period ended September 30, 1998 from $751,000 for the comparable period in 1997 as a result of lower overall debt outstanding given lower working capital needs and payoff of term debt.

     Other expense for the three and nine month periods of 1998 reflect a one-time charge of $1.1 million for litigation reserves as described in Note 6 to the Financial Statements.

     For the third quarter of 1998, the effective tax rate was 38.3%, resulting in an income tax provision benefit of $1.5 million. For the third quarter of 1997, the Company's income tax provision was $808,000, at an effective rate of 40.1%. For the nine-month period ended September 30, 1998, the effective tax rate was 40.1%, resulting in an income tax provision benefit of $486,000. For the nine-month period ended September 30, 1997, the effective tax rate was 40.0%, resulting in an income tax provision of $1.7 million.

     Net loss after tax for the third quarter of 1998 was $2.5 million, down 305.8% from 1997's third-quarter net income of $1.2 million. Net loss after tax was $727,000 for the nine months ended September 30, 1998, down 128.4% from 1997 net income of $2.6 million.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter ending September 30.

Liquidity and Capital Resources

     During the first nine months of 1998, SMC generated $768,000 in cash from operations while its working capital position decreased from $9.8 million at December 31, 1997 to $9.7 million at September 30, 1998 (including cash and cash equivalents of $343,000). The cash generated from operations during the first nine months of 1998, the cash proceeds from the issuance of common stock for $1,954,000 and additional short term borrowings of $347,000 were used to finance capital expenditures of approximately $774,000, to service term debt payments of approximately $969,000, and to buy back common stock of $1,106,000.

     The Company anticipates that its aggregate capital expenditures for 1998 will be approximately $1.5 million. The Company plans to use cash generated from operations and issuance of long-term debt to fund these expenditures.

     The Company has lines of credit of $10 million ($8.0 million of which is available at September 30, 1998), plus an additional $4.0 million equipment financing line of credit, all of which was available at September 30, 1998. Amounts outstanding under these lines of credit bear interest at prime (8.25% at September 30, 1998) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants which provide that the Company receive consent from the lender to declare or pay dividends in cash, stock or other property. The covenants also include restrictions relating to (1) mergers, consolidations and sale of assets,
(2) guarantees by the Company of debts or obligations of other persons or entities, and (3) acquisition of the Company's own stock. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was in compliance with all covenants and agreements at September 30, 1998.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of September 30, 1998, the Company estimates its total contingent liability under repurchase obligations was approximately $88.0 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company.

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

     The Company is in the process of evaluating both information technology systems ("IT") and non-IT systems to determine Year 2000 compliance. Non-IT systems typically include embedded technology such as microcontrollers. This evaluation is virtually complete for the Company's IT systems and approximately 50% complete for non-IT systems.

     For most of the Company's IT systems, Year 2000 compliance issues have been identified and a remediation plan has been developed. Many of the Company's IT systems have been made Year 2000-compliant. The Company estimates its costs for software and hardware upgrades to its systems to be approximately $100,000 in total. Although no significant expenditures were made in the third quarter of 1998, the Company expects to spend in excess of $34,000 in the fourth quarter of 1998 for system upgrades to make its primary IT system Year-2000 compliant.

     Additionally, the Company has begun to evaluate the readiness of its significant vendors, financial institutions and customers to determine the extent to which the Company is vulnerable to those parties failing to remediate their own Year 2000 issues. Until additional information about such parties is received, the Company cannot complete that phase of its Year 2000 assessment. To date, the Company has not received notice of or become aware of a material Year 2000 deficiency by a significant vendor, financial institution or customer.

     At this time, the Company believes total costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to the Company's internal systems, will not have a material impact on the Company's results of operations or financial condition. This analysis may be modified as the Company receives responses to inquiries from its significant vendors, financial institutions and customers. While the Company expects that the Year 2000 will not pose significant operational problems, delays in the installation of the new systems or upgrades to existing systems, or a failure of its vendors, customers or financial institutions to become Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations. To address this contingency, the Company is in the process of developing a risk management plan which will be completed and tested during 1999.

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

 (a)    Exhibits

        11   Statement of Calculation of Average Common Shares Outstanding

        27   Financial Data Schedule

 (b)    Reports on Form 8-K

        No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SMC CORPORATION



Date:  November 13, 1998               By:  JAY L. HOWARD
                                            ------------------------------------
                                            Jay L. Howard
                                            President, SMC Corporation


                                            W. L. RICH
                                            ------------------------------------
                                            W. L. Rich
                                            Chief Financial Officer,
                                            SMC Corporation

                                  Exhibit Index


Exhibit
  No.         Description
-------       -----------

  11          Statement of Calculation of Average
              Common Shares Outstanding

  27          Financial Data Schedule