Form 10-K
period 1998-12-31
SMC CORP
filed 1999-03-31
CIK 932129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from __________ to __________

Commission file number 0-25390

                                 SMC CORPORATION
             (Exact name of registrant as specified in its charter)

     Oregon                                               93-0939076
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     20545 Murray Road
     Bend, Oregon                                        97701
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

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 17, 1999: $5,557,489. For purposes of this calculation, officers and directors are considered affiliates.

     Number of shares of Common Stock outstanding at March 17, 1999: 5,890,208.

                       Documents Incorporated by Reference
                       -----------------------------------

                                                     Part of Form 10-K into
Document                                               which incorporated
--------                                             ----------------------

Proxy Statement for 1999 Annual
  Meeting of Shareholders                                   Part III

                                TABLE OF CONTENTS

Item of Form 10-K                                                           Page
-----------------                                                           ----

PART I ....................................................................... 1


Item 1     Business........................................................... 1

Item 2     Properties.........................................................14

Item 3     Legal Proceedings..................................................14

Item 4     Submission of Matters to a Vote of Security Holders................15

Item 4(a)  Executive Officers of the Registrant...............................15

PART II ......................................................................16

Item 5     Market for the Registrant's Common
           Equity and Related Shareholder Matters.............................16

Item 6     Selected Financial Data............................................17

Item 7     Management's Discussion and Analysis
           of Financial Condition and Results of Operations...................19

Item 8     Financial Statements and Supplementary Data........................25

Item 9     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................25

PART III .....................................................................26

Item 10    Directors and Executive Officers of
           the Registrant.....................................................26

Item 11    Executive Compensation.............................................26

Item 12    Security Ownership of Certain Beneficial
           Owners and Management..............................................26

Item 13    Certain Relationships and Related Transactions.....................26

PART IV ......................................................................27

Item 14    Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K............................................27

SIGNATURES ...................................................................30

PART I

ITEM 1.  BUSINESS

Introduction

     SMC Corporation (SMC or the Company) is one of the largest manufacturers of high-line motor coaches in the United States. SMC was incorporated in Oregon in 1986 and production operations began in 1987. SMC has relocated its headquarters to Bend, Oregon from Harrisburg, Oregon and has six operating subsidiaries. The Company's executive offices are located at 20545 Murphy Road, Bend, Oregon, 97701, and its telephone number is (541) 995-8214. The subsidiaries of the Company are Safari Motor Coaches, Inc. (Safari), Magnum Manufacturing, Inc. (Magnum), Beaver Motor Coaches, Inc. (Beaver), Electronic Design & Assembly, Inc. (ED&A), Composite Technologies, Inc. (CTI), and Harney County Operations, Inc. (HCO). Safari and Magnum are located in Harrisburg, Oregon; Beaver and ED&A are located in Bend, Oregon; and CTI and HCO are located in Hines, Oregon.

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

     This select segment was targeted from SMC's founding and the Company rapidly grew to become a leader in the luxury market. Mathew Perlot, SMC's founder and Chief Executive Officer, considered this market particularly attractive - anticipating the aging of the "baby boomers" and believing that this maturing, affluent group would provide growing support for this product. The initial product included coaches ranging from 30 to 34 feet and retailed for about $100,000. Over the next several years SMC expanded its product offerings to both higher and lower price points, to include coaches ranging in length from 24 to 40 feet, and with retail prices ranging from $70,000 to $230,000.

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

     In 1996 the Company began to seek product opportunities in the lower-priced segment of the recreational vehicle industry when it entered the Class C market through acquisition of a facility in the Midwest. The Company continued its penetration into the upper range Class C market in 1997 through its operations at HCO and the introduction of a Safari brand Class C motor coach. This model has retail prices ranging from $66,000 to $85,000. In 1998 the Company introduced the Desperado, another Class C model, as the Company continues to expand in the Class C market. Although the Company's primary market focus remains the high-line luxury motor coaches it built its foundation on, the Company plans to continue to develop this segment of its business.

     In 1998 the Company maintained its core market -- high-line motor coaches with retail prices typically over $150,000. The Company's estimated market share of high-line retail sales was 25.3%, 27.6%, and 29.1% in 1998, 1997, and 1996, respectively. Total retail sales in this segment of the market was approximately 4,100 units in 1998.

     Also, at the HCO facility, the Renegade, a new Class A motor coach, was introduced in 1998. With retail prices starting at $134,000, the Renegade is targeted toward the entry-level of the Class A market --buyers that are value-oriented but still demanding features and quality. This segment of the market has become very popular. The Company sold 178 Renegade units in 1998. The production facility in Hines, Oregon has ample production capacity to meet expected demand for both the Renegade Class A coaches as well as the Class C production.

     At the Beaver facility, the newly designed Contessa Class A model was introduced in December 1997. The Contessa had been a Beaver product before the Company acquired Beaver in 1994, but had been dormant since that time. Priced below the existing Patriot model but above the Monterey, the Contessa has been resurrected with a new design and feature set that has been widely accepted. Sales for the Contessa were very favorable in 1998, with sales of 112 units.

     At the Safari facility, a new Class A model, the Zanzibar, was introduced in June 1998. This model is priced at the lower range of the Class A market, targeting a market similar to that of the Renegade, but designed with the distinction of a Safari brand product. The sales for the Zanzibar unit were 148 in 1998.

     At the Magnum facility, a new chassis was developed for the Beaver Marquis. Previously, the Marquis was constructed on a Gillig brand chassis. Gillig ceased production of the chassis in 1997. Magnum acquired the rights to manufacture the chassis from Gillig and, after making some modifications for the Marquis' specific requirements, now produces the chassis at a lower overall cost to the Company. With the new chassis, Magnum now produces the chassis for all of the Company's models except the Trek and Class C models, resulting in significant overall costs savings to the Company.

     Originally the Company had acquired the Midwest facility to gain entrance into the Class C market. However in 1996 the Company determined that the losses being incurred through operation of the Midwest facility were not acceptable. The Midwest facility was closed in 1996 and a pre-tax restructuring charge of $2.4 million was incurred related to this decision in 1996. The exit plan was completed as planned, and no further restructuring charges were necessary in 1997. Production of Class C motor coaches has been transferred to the Company's HCO production facilities in Hines, Oregon. This facility now produces the Renegade (Class A), Safari (Class
C) and the Desperado (Class C) products.

     In 1998, the Company opened a service center facility in Tampa, Florida to provide better, more timely, and cost effective customer service. This service center operation is a branch of the existing service centers located in Harrisburg and Bend, Oregon, and the Company is able to use the resources of skilled technicians during slow service periods in Oregon at the facility in Florida.

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

     Although retail sales of recreational vehicles and Class A motor coaches have fluctuated over the last five years, retail sales of high-line motor coaches have remained steady during this period according to Statistical Surveys, Inc. The following table shows (i) unit shipments to dealers of all recreational vehicles, all motor coaches, and Class A motor coaches in the U.S., based on RVIA data, and (ii) unit retail sales of high-line motor coaches in the U.S. and unit retail sales of Safari and Beaver coaches as a percentage of the high-line market, based on data distributed by Statistical Surveys, Inc.

===========================================================================================================

                                                        1994        1995        1996        1997        1998
                                                              (In thousands, except percentage data)
Unit shipments from manufacturers to dealers:
  All recreational vehicles                            518.8       475.2       466.8       438.8       441.3
  All motor coaches                                     58.1        52.8        55.3        55.0        63.5
  Class A motor coaches                                 37.3        33.0        36.5        37.6        42.9

Unit retail sales and market share data:
  High-line motor coaches                                3.6         3.9         4.2         4.4         4.1
  SMC percentage of high-line market:*                  24.6%       24.5%       29.1%       27.6%       25.3%
                                                       =====       =====       =====       =====       =====

===========================================================================================================

*    For all years includes sales for both Safari and Beaver motor coaches
     (excluding Trek).

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

     All of SMC's products except the Trek, Desperado, Safari Class C, and Renegade models are high-line coaches with retail prices over $150,000. Although the Trek shares many high-line features of the Company's other models, its retail price ranges from $83,000 to $105,000, and it is therefore excluded from market data compiled for high-line products. The Desperado is a Class C motor coach with retail prices ranging from $61,000 to $80,000. The Safari Class C price ranges from $66,000 to 85,000. The new Class A Renegade model retails in the price range of $134,000 to $145,000.

     The high-line segment of the Class A RV market has seen consistent growth since 1989, and in recent years this market has attracted many other companies. Many "mainstream" RV builders, such as Fleetwood, Winnebago, and Coachmen, have developed offerings in this market. Meanwhile, some luxury builders, such as Monaco Coach and Country Coach, have broadened their product lines. Some companies are not surviving. Beaver Coaches was acquired by SMC in 1994, Holiday Rambler was purchased by Monaco Coach in early 1996, and Country Coach was acquired by National RV Holdings in late 1996.

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

     Three other factors also have a lesser impact on the RV industry:

     Fuel Availability and Price Stability

     Diesel fuel has been relatively abundant and inexpensive since the beginning of the 1980's. The Company believes the needs of the transportation industry for diesel fuel may contribute to continued availability and pricing stability. All of the Company's Class A motor coaches are powered by diesel engines. Consequently, an interruption in the supply or a significant increase in the price of or tax on the sale of diesel fuel on a regional or national basis could have a material adverse effect on the Company's results of operations. Diesel fuel has from time to time been difficult to obtain, and there is no assurance that the supply of diesel fuel will continue uninterrupted, that rationing of diesel fuel will not be imposed or that the price of or tax on diesel fuel will not significantly increase in the future.

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

Sales and Marketing

     SMC has two distinctive brands that are marketed through separate dealer networks. (Sales of Class C motor coaches to date have not been a significant part of the Company's business.) The Beaver and Safari product are deliberately kept differentiated to help increase total penetration of the high-line market. The Beaver product is marketed as a "traditional" luxury RV. Its fiberglass wall construction, air suspension, and "classic" RV styling places the Beaver models near the mainstream of high-line coaches. The Safari product is avant-garde in comparison. Its aluminum exterior is unique in this market, and innovations such as the Velvet-Ride(TM) Suspension and power disk brakes further separate the Safari from the rest of the luxury RV market. This two-pronged attack on the luxury market has allowed SMC to successfully maintain a market share in this niche, with an estimated market share of over 25% in 1998.

     The Company markets its products through independent dealers throughout the United States and Canada. Few dealers carry both the Safari and Beaver brand products. SMC has made dealer development a priority, because it believes that an expanded dealer base results in greater retail sales exposure and ultimately more retail sales volume. Total Class A dealer locations were 94, 87 and 107 as of December 31, 1998, 1997 and 1996 respectively.

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

     The Company takes several steps to reduce its exposure to coach repurchase risk. A dealer is typically required to make periodic payments of principal, referred to as "curtailment," to the flooring financing institution commencing in the seventh month after purchase of the coach. A coach manufacturer may waive these curtailment payments at the request of a dealer, but the Company generally will not do so and, in any event, will do so only if the dealer owes to the flooring institution no more than 90% of the wholesale price of the coach. The Company also monitors the inventory levels and financial circumstances of its dealers through reports generated by the flooring institutions and through frequent contact by its sales personnel with the dealers. If a dealer is experiencing undue difficulty in selling the Company's coaches, the Company will often work with that dealer to voluntarily move the coaches to a dealer that can sell additional inventory. The Company believes, however, that its most fundamental protection against significant loss due to repurchase obligations is the production and marketing of motor coaches that are sufficiently popular to enable the Company quickly to resell, at satisfactory prices, any coaches it may be required to repurchase. For 1996 the Company made no repurchase payments under flooring arrangements. In both 1997 and 1998, the Company repurchased a total of 8 motor homes in each year under the requirements of the repurchase obligations with two of its flooring financing institutions when two separate motor home dealerships went out-of-business. No significant losses were incurred upon the subsequent resale of the motor homes.

     For 1997, sales to one of the largest motor coach dealers in the U.S. and located just a few miles from the Safari facility, accounted for approximately 10% of net sales. Another large dealer, with two locations in Oregon, accounted for 12% of net sales in 1997, and 14% of net sales in 1998.

Product Information By Subsidiary

     Beaver

     Marquis

     The Marquis is positioned at the top of the Beaver product line. With retail prices of over $390,000, it is one of the most expensive and luxurious motor coaches in production today. The Marquis has traditionally been the most visible and best recognized of the Beaver models. The Marquis motor coach was further upgraded in 1997 to its current ultra-luxury position. As part of this strategy, production of the Marquis was slowed and a craftsman-intensive team production program was developed to produce each vehicle. New cabinet technologies were introduced, allowing the use of exotic veneers and richer lacquers. The Marquis is now positioned as a limited production, prestige product. Previously built on a chassis supplied by an outside supplier, in 1997 the Company began building the Marquis on a chassis developed by Magnum at an overall cost savings for the Company.

     Patriot

     In July 1995, SMC introduced the 1996 Patriot on the all-new Magnum B-Series chassis. This new Magnum chassis replaced a chassis from an outside chassis vendor used since the Patriot model was introduced in 1992. The Patriot model has a retail price ranging from $223,000 to $309,000, depending upon options which include the upgraded Thunder option which features a powerful 425-horsepower engine and a heavy-duty transmission.

     Contessa

     In 1997, the Company introduced the completely redesigned Contessa, which had been a Beaver model prior to the acquisition of Beaver in 1994. The Contessa is a high-end coach powered by a 330-horsepower engine which retails from $196,000 to $244,000, depending upon options.

     Monterey

     The Monterey was the first all-new Beaver product since the acquisition of Beaver in 1994. Retailing from $156,000 to $201,000, depending upon options, the Monterey provides Beaver with a product priced for broader appeal. The Monterey uses chassis and floor plans that are similar to the Safari Sahara, but differs considerably from the Safari product in styling options. In addition, an air-ride option has been developed to provide the traditional RV owner an alternative which is typically seen in high-line motor coaches.

     Safari

     Continental

     The Continental is the flagship product from Safari. Its design and technology features include disk brakes, B.F. Goodrich's Torsilastic suspension system, and Magnum Intellidrive computerized monitoring display, all as standard equipment. The Continental retails from $233,000 to $298,000, depending upon options, including the Panther option which features a powerful 425-horsepower engine and a heavy-duty transmission.

     Serengeti and Ivory

     As the oldest of the Safari brand names, the Serengeti has been the core Safari product since its introduction in 1988. The Serengeti retails from $191,000 to $251,000, depending upon options, and its sibling, the Ivory model, occupies the higher end of that price range.

     Sahara

     The Sahara model was introduced in 1993 and then repositioned in 1994 to stand as a value-oriented luxury coach. The Sahara model retails from $148,000 to $200,000, depending upon options. The product provides many of the features of the Serengeti and Ivory at a lower cost to the customer.

     Zanzibar

     The Zanzibar was introduced in 1998. The standard equipment offers an array of features found on higher priced models, but at an entry level price. It is constructed on the Magnum `R' chassis. The Zanzibar model retails from $147,000 to $160,000, depending on the options.

     Trek

     The Trek is constructed on a Chevrolet chassis. As the lowest priced SMC Class A motor coach, it also has a lower profit margin and is intended to acquaint new customers with SMC's products and attract them to the RV lifestyle. The Trek retails from $83,000 to $105,000, depending upon options.

Harney County Operations (DBA Harney Coach Works)

     Safari Class C and Desperado

     The Safari Class C and the Desperado are both constructed on a Ford or Chevrolet van chassis. The first sales of the Safari Class C were made in 1997 and initial sales of the Desperado were in 1998. These units retail from $61,000 to $85,000, depending upon options, and occupy the high-end of the Class C motor home market.

     Renegade Class A

     The Renegade is presently constructed on Magnum `R' series chassis with a Cat 275 engine. Shipments began in January 1998. With retail sales prices ranging from $134,000 to $145,000, depending upon options, the Renegade is priced lower than any of the Company's Class A product, except for the Safari Trek. The Renegade is targeted to the expanding entry level Class A market which offers many features of the higher-line models, but at a more affordable pricing structure.

Backlog

     Motor coach dealers, particularly those with a relatively large sales volume, from time to time indicate to motor coach manufacturers the number of coaches they expect to purchase in the following months. While the Company regularly receives such indications, the Company includes in its backlog only purchase orders it has received that are sufficiently complete as to specifications (color, floor plan, options, etc.) to permit the Company to schedule production of the coach. Consequently, backlog generally represents orders for coaches scheduled to be manufactured and shipped in the following 45 to 60 days. The Company's backlog at December 31, 1998 was $12.8 million, compared to backlog of $21.3 million at December 31, 1997. Backlog can fluctuate substantially as the result of the receipt of purchase orders in connection with various major motor coach shows and rallies, which are not held at even intervals throughout the year. Consequently, and because orders are generally cancelable without penalty, the amount of backlog at any date is not necessarily indicative of sales in future periods. To date, order cancellations have not been material.

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

     The Company also opened a 24-bay service center in Harrisburg in November 1995 to better serve its customers. In 1997, a leased service center was opened in Tampa, Florida to expand its customer service opportunities further. In late 1998, the Company purchased a service center in Tampa, Florida and moved its service activities from the leased facility in that area. The Company also operates a service center adjacent to its Beaver manufacturing facility in Bend, Oregon.

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

     Certain components and subassemblies included in the Company's motor coaches are obtained from a single or limited number of suppliers. Transmissions of the type used in the Company's coaches and those of most of its competitors are manufactured solely by Allison Transmission. Although the Company believes it would be able to develop alternate sources for any of the components, other than transmissions, used in its products, significant delays or interruptions in the delivery of certain components from suppliers or difficulties or delays in shifting to new suppliers could have a material adverse effect on the Company. Presently the company is not experiencing any interruptions or supply limitations from its major suppliers.

     Upon completion of the manufacturing process, each coach undergoes a thorough inspection and test drive, and problems discovered are corrected prior to shipment.

Competition

     The market for manufacture of mid- to high-line motor coaches is very competitive, and the Company has significant competition in each of its product lines. Other manufacturers of high-line coaches include Blue Bird Corporation, Country Coach, Inc. (acquired in late 1996 by National RV Holdings, Inc.), Fleetwood Enterprises, Inc., Foretravel Inc., Gulf Stream Coach, Inc., Monaco Coach Corporation, and Holiday Rambler Corporation (acquired in early 1996 by Monaco Coach Corporation). The Company competes with a number of other manufacturers, some of which are much larger than the Company and have greater financial and other resources than the Company. Certain of these larger manufacturers have also identified value-oriented high-line motor coaches as an attractive market and have recently developed coaches more directly competitive with the Company's coaches.

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

     The Company designed and patented an all new air ride suspension system in 1996 for use in its Beaver Patriot and Marquis models. The suspension system is designed to optimize the stability of the moving coach, while at the same time maximizing ride comfort.

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

Employees

     At December 31, 1998 the Company had 1,661 full-time employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.

ITEM 2.  PROPERTIES

     The Company's Safari and Magnum manufacturing facilities are located in Harrisburg, Oregon on property owned by the Company. The Safari manufacturing facility consists of buildings totaling 163,000 square feet on 16 acres, with 11,300 square feet of office space and 151,700 square feet of manufacturing space. The Magnum manufacturing facility consists of four buildings with a combined size of approximately 93,000 square feet on 12 acres. The Company's Beaver manufacturing facility and corporate headquarters are located in Bend, Oregon and consist of four buildings totaling 34,600 square feet on 3.5 acres that are owned by the Company, and an additional 90,100 square feet on 7.8 acres that are leased on a long-term basis. In January 1996, the Company purchased a 172,000 square foot building on 16 acres in Hines, Oregon to meet future production requirements. The Company leases a 13,000 square foot facility in Bend, Oregon where ED&A operates. The present lease has an option to renew through December of 2005.

     The Company also owns a 39,000 square foot facility on 5 acres in Tampa, Florida where it operates a service center and leases about 12,000 feet of this facility to an RV dealer. The Company also leases a facility in Bend, Oregon as a service center. Its service center in Harrisburg, Oregon is located on the Magnum Manufacturing property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of March 18, 1999.

Name                       Age       Position
----                       ---       --------

Mathew M. Perlot           62        Chief Executive Officer and Chairman
                                     of the Board

William L. Rich            44        Chief Financial Officer

Janet Engles-Kehoe         54        Vice President - Administration

Thomas G. Kay              52        Vice President - Manufacturing

Mathew M. Perlot co-founded the Company in November 1986 and has served as Chief Executive Officer and Chairman of the Board since that time. Mr. Perlot also served as President until May of 1997. Mr. Perlot served as Director of Sales and Marketing for Monaco Coach Corporation from 1982 to 1985 and for Beaver Coaches, Inc. from 1985 to 1987. Mr. Perlot also served as President of RV Marketing, Inc. from 1980 to 1987. Mr. Perlot is married to Connie M. Perlot, a director and Secretary-Treasurer of the Company.

William L. Rich joined the Company as Chief Financial Officer in November 1998. Prior to joining the Company, Mr. Rich served as Vice President of Finance at Marus Dental International, a subsidiary of the Henry Schein Corporation. Prior to that, Mr. Rich held senior financial positions at manufacturing companies in the Midwest. Mr. Rich obtained his B.S. degree in Business from Miami University
(Ohio). Mr. Rich is a CPA, CMA and holds a M.B.A. degree.

Janet Engles-Kehoe joined the Company in June 1994 as Personnel Manager for Beaver Motor Coaches. From July 1996 to December 1997 she served as Corporate Human Resources Director and now serves as Vice President of Administration. From April 1987 to June 1994 she held the position of Personnel Manager for Beaver Coaches, Inc., which was purchased in June 1994 by SMC corporation. Ms. Kehoe holds a Senior certification from the Society of Resources Management and a B.S. degree in Business Management from Linfield College.

Thomas G. Kay joined the Company in July 1998 as Vice President of Manufacturing. From 1978 to 1998 Mr. Kay was employed by the Dana Corporation, a major manufacturer of automotive and industrial components. Mr. Kay's most recent position at the Dana Corporation was General Manager for a group of three manufacturing facilities. Mr. Kay holds a B.S. degree in Industrial Systems Engineering from San Jose State University.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market System since January 20, 1995 under the symbol SMCC. Information with respect to the high and low sales prices for the Common Stock is set forth on page F-19.

At March 17, 1999 there were 91 shareholders of record of the Company's Common Stock and 5,890,208 shares were outstanding. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

The Company did not pay any dividends in 1997 or 1998. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1998 have been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

                                                               Year Ended December 31
                                        -----------------------------------------------------------------
                                             1994          1995          1996          1997          1998
                                        ---------     ---------     ---------     ---------     ---------
                                               (In thousands, except per share and other operating data)
Statement of Income Data:
Sales                                   $ 124,247     $ 148,189     $ 200,835     $ 203,019     $ 217,485
Cost of sales                             108,833       128,846       174,457       175,809       195,405
                                        ---------     ---------     ---------     ---------     ---------
Gross profit                               15,414        19,343        26,378        27,210        22,080
Selling, general and administrative
expenses                                    8,429        11,702        16,668        17,968        17,610
Restructuring expense                          --            --         2,392            --            --
Litigation and settlement costs                --            --           933         1,385         2,849
                                        ---------     ---------     ---------     ---------     ---------
Income from operations                      6,985         7,641         6,385         7,857         1,621
Other expense                                 212           774           418           813           940
                                        ---------     ---------     ---------     ---------     ---------
Income before provision for
   income taxes                             6,773         6,867         5,967         7,044           681
Provision for income taxes(1)                  --         1,926         2,384         2,798           272
                                        ---------     ---------     ---------     ---------     ---------
Net income                              $   6,773     $   4,941     $   3,583     $   4,246     $     409
                                        =========     =========     =========     =========     =========
Net income per share - basic            $    1.18     $     .76     $     .55     $     .65     $     .06
                                        =========     =========     =========     =========     =========
Net income per share - diluted          $    1.18     $     .74     $     .54     $     .65     $     .06
                                        =========     =========     =========     =========     =========
Weighted average shares outstanding
    basic                                   5,763         6,469         6,563         6,506         6,429
                                        =========     =========     =========     =========     =========
Weighted average shares outstanding
   diluted                                  5,763         6,647         6,661         6,507         6,429
                                        =========     =========     =========     =========     =========

Pro Forma Statement of
Income Data:
Income before provision for
   income taxes                         $   6,773     $   6,867           N/A           N/A           N/A
Pro forma provision for income
   taxes (1)                                2,614         2,612           N/A           N/A           N/A
                                        ---------     ---------
Pro forma net income (1)                $   4,159     $   4,255           N/A           N/A           N/A
                                        =========     =========
Pro forma net income per
share - basic (1)(2)                    $     .72     $     .66           N/A           N/A           N/A
                                        =========     =========
Pro forma net income per
   share - diluted (1)(2)               $     .72     $     .64           N/A           N/A           N/A
                                        =========     =========
Pro forma common shares - basic (2)         5,763         6,469           N/A           N/A           N/A
                                        =========     =========
Pro forma common shares -
    diluted  (2)                            5,763         6,647           N/A           N/A           N/A
                                        =========     =========
Other Operating Data:
Coaches sold                                1,199         1,405         1,859         1,765         1,706

                                                                   December 31,
                                        -----------------------------------------------------------------
                                             1994          1995          1996          1997          1998
                                        ---------     ---------     ---------     ---------     ---------
                                                                  (In thousands)
Balance Sheet Data:

Current assets                          $  20,093     $  26,109     $  39,740     $  39,081     $  45,453
Property and equipment                      8,911        12,061        19,584        18,585        20,551
Total assets                               32,504        41,198        61,920        59,842        68,020
Current liabilities                        25,222        18,254        34,225        29,335        36,492
Long-term debt                              4,169         4,676         6,626         5,376         7,353
Shareholders' equity                        2,263        17,411        20,994        24,293        23,209

--------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This analysis of the Company's financial condition and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereof.

Results of Operations

     The following table sets forth, for the periods indicated, selected statement of operations data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.

                                                                              Percentage change in
                                                                              dollar amounts from
                                      Year ended December 31,                ----------------------
                                 --------------------------------              1996           1997
                                     1996        1997        1998            to 1997        to 1998
                                 --------    --------    --------            -------        -------
Sales                               100.0%      100.0%      100.0%               1.1%           7.1%
Cost of sales                        86.9        86.6        89.8                0.8           11.1
                                 --------    --------    --------
Gross profit                         13.1        13.4        10.2                3.2          (18.9)
Selling, general and
 administrative expenses              8.3         8.9         8.1                 7.8          (2.0)
Restructuring expense                 1.2          --          --              (100.0)           --
Litigation and
 settlement costs                     0.4         0.6         1.3                48.4         105.7
                                 --------    --------    --------
Income from operations                3.2         3.9          .8                23.1         (79.4)
Interest expense                      0.3         0.5         0.4                36.2         (12.9)
Other (income) expense               (0.1)       (0.1)        0.1               (55.1)        205.8
                                 --------    --------    --------

Pretax income                         3.0         3.5         0.3                18.1         (90.3)
Provision for income taxes            1.2         1.4         0.1                17.4         (90.3)
                                 --------    --------    --------
Net income                            1.8         2.1          .2                18.5         (90.4)
                                 ========    ========    ========

1998 Compared to 1997

     Consolidated sales increased by $14.5 million or 7.1% to $217.5 million in 1998 from $203.0 million for 1997. Safari sales decreased from 1997 levels by $1.9 million or 1.8% to $102.2 million in 1998. Beaver sales increased from 1997 levels by $8.0 million or 9.5% to $92.2 million in 1998. Sales at the HCO division increased by $16.3 million or 206.3% to $24.2 million for 1998 from $7.9 million for 1997.

     Excluding coach sales from discontinued operations, consolidated unit coach sales increased by 4 units or .2% to 1,706 units in 1998 from 1,702 units in 1997. Safari unit coach sales decreased by 124 units or 12.1% to 901 units in 1998 from 1,025 units in 1997. Beaver unit coach sales decreased by 20 units or 3.9% to 499 units in 1998 from 519 in 1997. HCO unit sales increased by 148 or 93.7% to 306 units in 1998 from 158 units in 1997.

     Although unit sales were flat in 1998 compared to 1997, sales dollars increased due to a shift in mix towards the Company's higher priced coaches. A 2% price increase for all models was implemented during the fourth quarter, however its impact on annual revenues was not significant. The sales revenue increase is attributed to the decrease in sale units of the lower priced Trek model that were offset by increased units of the relatively higher priced Renegade. The Renegade began shipping in 1998.

     Consolidated gross profit margins decreased $5.1 million or 18.9% and decreased as a percentage of sales to 10.2% from 13.4% in 1997. A number of factors led to this decrease. The new Class A Renegade model sales contributed to sales growth. However, the profit margins of this coach were low, due to the higher costs of introduction and production startup. It is anticipated that the profit margin on this coach will increase as it moves further into full production. Also, the gross margin was impacted by production difficulties of the Safari 1999 model changeover during the second and third quarters of 1998. However, these issues have been addressed and it is anticipated that the gross profit margin will improve in 1999.

     Selling, general, and administrative expenses decreased by $358,000 or 2.0% to $17.6 million in 1998 from $18.0 million in 1997. As a percentage of sales, selling, general and administrative expenses decreased from 8.9% to 8.1% of sales for 1997 and 1998, respectively. Management will continue to focus on efforts to reduce these costs in 1999. During 1998, the Company recognized and reserved for costs associated with product claims. During the third quarter of 1998, the Company increased its reserves for these costs by approximately $1.1 million. The increase from 1997 levels represents reserves established on certain claims presently being appealed by the Company. The Company believes it has established proper control to limit these costs in the future.

     Interest expense decreased 12.9% to $813,000 in 1998 from $933,000 in 1997. The operating revolving facility had no utilization as of December 31, 1998.

     The Company's effective tax rate was 40.0%, resulting in an income tax provision of $272,000 compared to an effective rate of 39.7% and an income tax provision of $2.8 million for 1997.

     Net income after tax decreased $3.8 million or 90.4% to $409,000 from 1997's net income after tax of $4.2 million. This is a result from the factors affecting gross margin, as discussed earlier.

1997 Compared to 1996

     Consolidated sales increased by $2.2 million or 1.1% to $203.0 million for 1997 from $200.8 million for 1996. Safari sales were down by $12.7 million or 10.9% to $104.1 million in 1997 compared to 1996. Beaver sales were up by $7.2 million or 9.4% to $84.2 million in 1997 compared to 1996. Sales at the Company's newest division, HCO, were $7.9 million with no sales being generated in the start-up operation in 1996. Sales generated before the shut-down at Midwest were down by $1.1 million or 29.7% to $2.6 million in 1997 compared to 1996. Increases in parts and service sales of approximately $900,000 made up the rest of the increase in consolidated sales from 1996 to 1997.

     Consolidated unit coach sales decreased by 94 units or 5.06% to 1,765 units in 1997 from 1,859 units in 1996. Safari unit coach sales decreased by 180 units or 14.9% to 1,025 units in 1997 from 1,205 units in 1996. Beaver unit coach sales decreased by 48 units or 8.5% to 519 units in 1997 from 567 in 1996. HCO unit sales were 158 in 1997. Midwest unit sales decreased by 24 units or 27.6% to 63 units in 1997 from 87 units in 1996.

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

     Consolidated gross profit margin increased $832,000 or 3.2% and increased as a percentage of sales to 13.4% from 13.1% in 1996. A number of factors led to the overall increase in consolidated gross profit margin. On the positive side, in the prior year, gross margin was negatively impacted by the Company's start-up operations at Midwest. This facility was shut down in 1997 resulting in an overall $1.0 million positive impact on gross margin compared to the prior year. Additionally, sales of Beaver product continue to became a larger portion of the overall sales mix. Since most of Beaver's products sell at higher average prices than the Safari models, and the Company's products generally achieve a greater gross margin on higher priced products, the increase in Beaver sales in

1997 contributed approximately an additional $500,000 to gross margin compared to 1996. On the negative side, gross margin was negatively impacted by the Company's start up of HCO and CTI, which reduced gross margin by approximately $700,000 compared to 1996. The start-up phase was completed in 1997 during which time extra costs for set-up and training of the labor force were incurred.

     Selling, general, and administrative expenses increased by $1.3 million or 7.8% to $18.0 million in 1997 from $16.7 million in 1996. As a percentage of sales, selling, general and administrative expenses were 8.9% and 8.3% of sales for 1997 and 1996, respectively. The Company incurred approximately $1.3 million in higher marketing related expenses in 1997 compared to 1996 in an effort to boost the lower than expected sales demand which was described above. Additionally, the decrease of approximately $300,000 in expenses associated with the shut-down of Midwest was offset by an increase of approximately $500,000 in costs related to the start up of HCO and CTI.

     The Company recorded a pre-tax restructuring expense of $2.4 million in the fourth quarter of 1996. No further restructuring expense was required in 1997.

     Given the factors affecting gross margin and selling, general, and administrative expenses, and the impact of the restructuring charge from 1996, operating income increased $1.5 million or 23.1% to $7.9 million from $6.4 million in 1996. As a percentage of sales, operating income was 3.9% of sales in 1997 compared to 3.2% of sales in 1996.

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

     Net income after tax increased $663,000 or 18.5% to $4.3 million from 1996's net income after tax of $3.6 million.

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

Liquidity and Capital Resources

     During 1998 SMC generated $6.8 million in cashflows from operations, which was a decrease from the prior year level of $7.5 million. The change in net income levels from 1998 to 1997 (a decrease of $3.8 million) was offset by better management of working capital. Short term and long term debt was reduced by about $200,000. The Company repurchased 705,000 shares of its stock for $3.4 million without increasing its borrowings from its operating credit facility. The Company received $1.9 million from a former employee and officer who exercised his options to purchase stock during the year. The Company maintains a $10 million operating credit facility. At December 31, 1998 there was no utilization of this facility.

     The Company made capital expenditures of $3.9 million during 1998. The primary expenditure was approximately $2.8 million for the service center in Florida. The other major expenditures included the completion of the geothermal project in Hines, Oregon and certain material handling equipment at the Hines, Oregon facility. The remaining expenditures were made on various capital projects needed to maintain the existing facilities.

     The Company has an operating line of credit of $10 million and a real estate line of credit of $8.3 million, plus an additional $4.0 million equipment financing line of credit. There was no utilization of the operating and equipment lines. There was approximately $4.5 million utilized of the real estate line of credit at December 31, 1998. Amounts outstanding under these lines of credit bear interest at prime (7.75% at December 31, 1998) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants which provide that the Company receive consent from the lender to declare or pay dividends in cash, stock or other property. The covenants also include restrictions relating to (1) mergers, consolidations and sale of assets,
(2) guarantees by the Company of debts or obligations of other persons or entities, and (3) acquisition of the Company's own stock. The Company was in compliance with all covenants and agreements at December 31, 1998. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of December 31, 1998, the Company estimates its total contingent liability under repurchase obligations to be approximately $106.8 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company. See "Business -- Sales and Marketing" and Note 10 of Notes to Consolidated Financial Statements.

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

     The Company has completed its evaluation of both information technology systems ("IT") and non-IT systems to determine Year 2000 compliance. Non-IT systems typically include embedded technology such as microcontrollers.

     For most of the Company's IT systems, Year 2000 compliance issues have been identified and a remediation plan has been developed. Many of the Company's IT systems have been made Year 2000-compliant or require insignificant costs to become Year 2000 compliant. The Company estimates its costs for software and hardware upgrades to its systems to total approximately $75,000. The Company spent approximately $40,000 for the year ending December 31, 1998 for system upgrades to make its primary IT system Year-2000 compliant.

     Additionally, the Company has begun to evaluate the readiness of its significant suppliers, financial institutions and customers to determine the extent to which the Company is vulnerable to those parties failing to remediate their own Year 2000 issues. Until additional information about such parties is received, the Company cannot complete that phase of its Year 2000 assessment. To date, the Company has not received notice of or become aware of a material Year 2000 deficiency by a significant vendor, financial institution, or customer.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are included on pages F-1 to F-19 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders (the "1999 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included under "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements                                          Page in
                                                                     this Report

         Report of Independent Accountants                                F-1

         Consolidated Balance Sheet at December 31, 1997
         and 1998                                                         F-2

         Consolidated Statement of Income for the Years
         Ended December 31, 1996, 1997 and 1998                           F-3

         Consolidated Statement of Changes in Shareholders'
         Equity for the Years Ended December 31, 1996, 1997
         and 1998                                                         F-4

         Consolidated Statement of Cash Flows for the Years
         Ended December 31, 1996, 1997 and 1998                           F-5

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

(a)(3)   Exhibits

         3.1 Restated Articles of Incorporation; incorporated by reference to Exhibit 3.1 to the 1995 S-1

         3.2 Restated Bylaws; incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

         4.1     See Articles II and V of Exhibit 3.1 and Articles I and VI of
                 Exhibit 3.2

         *10.1 1994 Stock Incentive Plan, as amended; incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

         10.2 Stock Purchase Agreement dated March 28, 1988 among Curtis Lawler and Sandra Lawler, Mathew M. Perlot and the Registrant; incorporated by reference to Exhibit 10.2 to the 1995 S-1

         10.3 Revised form of Representatives' Warrant Agreement, including form of warrant; incorporated by reference to Exhibit 10.5 to the 1995 S-1

         10.4 Manufacturer Agreement dated June 24, 1987 between General Electric Credit Corporation and the Registrant; incorporated by reference to Exhibit 10.7 to the 1995 S-1

         10.5 Repurchase Agreement dated November 30, 1993 between the Registrant and General Motors Acceptance Corporation; incorporated by reference to Exhibit 10.9 to the 1995 S-1

         +10.6 Floorplan Agreement dated April 14, 1994 between ITT Commercial Finance Corp. and the Registrant, and amendment and amendment letters thereto; incorporated by reference to Exhibit 10.10 to the 1995 S-1

         10.7 Lease Assignment and Assumption Agreement dated June 1994 between Beaver Coaches, Inc. and Beaver Motor Coaches, L.L.C., with Lease dated May 15, 1989 by and between Frank Storch and James Hogue, dba S&H Associates, and Beaver Coaches, Inc., and amendments thereto; incorporated by reference to Exhibit 10.11 to the 1995 S-1

         21.1    Subsidiaries of the Registrant

         23.1    Consent of PricewaterhouseCoopers LLP

         27.1    Financial Data Schedule

--------------

     * This exhibit constitutes a management contract or compensatory plan or arrangement.

     + Confidential treatment has been granted by the Commission for certain portions of this agreement.

(b)      Reports on Form 8-K.

         No report on Form 8-K was filed by the Company in the last quarter of 1998.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of SMC Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of SMC Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


Portland, Oregon
February 10, 1999

SMC Corporation
Consolidated Balance Sheet
(in thousands)
----------------------------------------------------------------------------------------------------------------

                                                                                         December 31,
                                                                                          1997              1998
                                                                                 -------------     -------------
Assets

Current assets:
   Cash and cash equivalents                                                     $         103     $       1,310
   Accounts receivable, net (Note 4)                                                    12,397            12,857
   Inventories (Notes 2 and 4)                                                          23,038            26,715
   Prepaid expenses and other                                                              709               530
   Prepaid taxes                                                                            --               897
   Deferred tax asset (Note 6)                                                           2,834             3,144
                                                                                 -------------     -------------

      Total current assets                                                              39,081            45,453

Property, plant and equipment, net (Notes 3, 4 and 5)                                   18,585            20,551
Intangible assets, net (Note 9)                                                          2,129             1,942
Other assets                                                                                47                74
                                                                                 -------------     -------------

      Total assets                                                               $      59,842     $      68,020
                                                                                 =============     =============

Liabilities and Shareholders' Equity Current liabilities:
   Notes payable (Note 4)                                                        $       1,695     $          --
   Current portion of long-term debt (Note 5)                                            1,381               953
   Accounts payable                                                                     17,342            24,789
   Income taxes payable (Note 6)                                                           405                --
   Product warranty liabilities                                                          3,769             3,766
   Current portion of capital lease obligation (Note 8)                                     18                19
   Accrued liabilities                                                                   4,725             6,965
                                                                                 -------------     -------------

      Total current liabilities                                                         29,335            36,492

Long-term debt, net of current portion (Note 5)                                          5,376             7,353
Capital lease obligation, less current portion (Note 8)                                     57                38
Deferred income taxes (Note 6)                                                             781               928
                                                                                 -------------     -------------

      Total liabilities                                                                 35,549            44,811
                                                                                 -------------     -------------

Commitments and contingencies (Notes 7 and 10)

Shareholders' equity:
   Preferred stock, 5,000 shares authorized, none issued or
     outstanding (Note 12)                                                                   -                 -
   Common stock, 30,000 shares authorized, 6,343 and 5,890 shares
     issued and outstanding, respectively (Note 11)                                     10,810             9,604
   Additional paid-in capital (Note 11)                                                  1,488             1,472
   Retained earnings (Note 11)                                                          11,995            12,133
                                                                                 -------------     -------------

      Total shareholders' equity                                                        24,293            23,209
                                                                                 -------------     -------------

   Total liabilities and shareholders' equity                                    $      59,842     $      68,020
                                                                                 =============     =============

    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------


                                                                                   Year ended December 31,

                                                                                1996            1997             1998
                                                                       -------------   -------------    -------------
Sales                                                                  $     200,835   $     203,019    $     217,485

Cost of sales                                                                174,457         175,809          195,405
                                                                       -------------   -------------    -------------

    Gross profit                                                              26,378          27,210           22,080

Selling, general and administrative expenses                                  16,668          17,968           17,610
Restructuring expense (Note 9)                                                 2,392               -                -
Litigation and settlement costs                                                  933           1,385            2,849
                                                                       -------------   -------------    -------------

Income from operations                                                         6,385           7,857            1,621

Interest expense                                                                 685             933              813
Other (income) expense, net                                                     (267)           (120)             127
                                                                       -------------   -------------    -------------

Income before tax provision                                                    5,967           7,044              681

Provision for income taxes (Note 6)                                            2,384           2,798              272
                                                                       -------------   -------------    -------------

Net income                                                             $       3,583   $       4,246    $         409
                                                                       =============   =============    =============

Net income per share - basic                                           $         .55   $         .65    $         .06
                                                                       =============   =============    =============

Net income per share - diluted                                         $         .54   $         .65    $         .06
                                                                       =============   =============    =============

Weighted average number of shares - basic                                      6,563           6,506            6,429
                                                                       =============   =============    =============

Weighted average number of shares - diluted                                    6,661           6,507            6,429
                                                                       =============   =============    =============

    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity
(in thousands)
--------------------------------------------------------------------------------------------------------------


                                             Common Stock               Additional
                                      --------------------------           paid-in      Retained
                                         Shares         Amount             capital      earnings         Total
                                      ---------       ----------        ----------    ----------    ----------
Balance, December 31, 1995                6,563       $   10,914        $    1,556    $    4,941    $   17,411

Net income                                    -                -                 -         3,583         3,583
                                      ---------       ----------        ----------    ----------    ----------

Balance, December 31, 1996                6,563           10,914             1,556         8,524        20,994

Net income                                    -                -                 -         4,246         4,246

Stock repurchase (Note 11)                 (220)            (104)              (68)         (775)         (947)
                                      ---------       ----------        ----------    ----------    ----------

Balance, December 31, 1997                6,343           10,810             1,488        11,995        24,293

Net income                                    -                -                 -           409           409

Common Stock issued upon
  exercise of options                       252            1,954                 -             -         1,954

Stock repurchase (Note 11)                 (705)          (3,160)              (16)         (271)       (3,447)
                                      ---------       ----------        ----------    ----------    ----------

Balance, December 31, 1998                5,890      $     9,604        $    1,472    $   12,133    $   23,209
                                      =========      ===========        ==========    ==========    ==========

    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
---------------------------------------------------------------------------------------------------------------------------


                                                                                         Year ended December 31,

                                                                                      1996              1997           1998
                                                                              ------------      ------------    -----------
Cash flows from operating activities:
 Net income                                                                   $      3,583      $      4,246    $       409
 Adjustments to reconcile net income to net cash provided
   by operating activities:
    Noncash restructuring charges                                                    2,392                 -              -
    Depreciation and amortization                                                    1,838             2,092          2,133
    Deferred taxes                                                                  (2,326)              648           (163)
    (Gain) loss on asset dispositions                                                 (183)              (44)             2
    Litigation and settlement costs                                                      -                 -          1,070
    Changes in certain assets and liabilities (excluding
      impact of acquisition of a business and noncash
      restructuring charges):
       Accounts receivable                                                          (4,294)              462           (460)
       Inventories                                                                  (7,270)              595         (3,677)
       Prepaid expenses and other                                                     (162)             (135)          (718)
       Other assets                                                                    547                52            (27)
       Accounts payable                                                              6,198                91          7,447
       Income taxes payable                                                          1,365              (960)          (405)
       Accrued liabilities and other obligations                                     2,946               451          1,167
                                                                              ------------      ------------    -----------
Net cash provided by operating activities                                            4,634             7,498          6,778
                                                                              ------------      ------------    -----------

Cash flows used in investing activities:
    Acquisition of a business, net of cash acquired
        (Note 9)                                                                    (1,420)                -              -
    Capital expenditures                                                           (11,059)           (2,468)        (3,952)
    Proceeds from disposal of equipment                                              1,669               275             38
    Other                                                                                -              (195)             -
                                                                              ------------      ------------    -----------
Net cash used in investing activities                                              (10,810)           (2,388)        (3,914)
                                                                              ------------      ------------    -----------
Cash flows from financing activities:
    Net borrowings on notes payable                                                  4,127            (4,103)        (1,695)
    Proceeds from long-term debt                                                     4,330             1,924          4,522
    Repayments of long-term debt                                                    (2,029)           (3,545)        (2,973)
    Principal payments on capital lease obligation                                      (5)              (16)           (18)
    Proceeds from sale-leaseback                                                         -             1,364              -
    Repurchase of capital stock (Note 10)                                                -              (947)        (3,447)
 Proceeds from issuance of common stock                                                  -                 -          1,954
                                                                              ------------      ------------    -----------
Net cash provided by (used in) financing activities                                  6,423            (5,323)        (1,657)
                                                                              ------------      ------------    -----------

Net increase (decrease) in cash and cash equivalents                                   247              (213)         1,207
Cash and cash equivalents, beginning of year                                            69               316            103
                                                                              ------------      ------------    -----------
Cash and cash equivalents, end of year                                        $        316      $        103    $     1,310
                                                                              ============      ============    ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest, net of amount capitalized of $94,000
       and $22,000 in 1996 and 1997, respectively.
       There was no amount to be capitalized for 1998.                        $        626      $        982    $       687
    Income taxes                                                              $      3,011      $      3,128    $     1,725

    The accompanying notes are an integral part of this financial statement.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Nature of Business and Summary of Significant Accounting Policies

     Nature of business

     SMC Corporation, an Oregon corporation, and its wholly owned subsidiaries (collectively, the "Company") design, manufacture, and market Class A and Class C motor coaches sold primarily to dealers which are independent of the Company throughout the United States and Canada.

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

     Cash and cash equivalents
     Cash and cash equivalents consist of demand deposits with financial institutions. The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated balance sheet and consolidated statement of cash flows. Noncash transactions have been excluded from the consolidated statement of cash flows (Note 9).

     Accounts receivable
     Accounts receivable are net of an allowance for doubtful accounts of $58,000 and $66,000 at December 31, 1997 and 1998, respectively.

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

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Nature of Business and Summary of Significant Accounting Policies
     (Continued)

     Property, plant and equipment
     Property, plant and equipment are stated at cost. Additions, renewals and betterments are capitalized. Expenditures for maintenance, repairs, and minor renewals and betterments are charged to expense. Gains or losses realized from sales or retirements are reflected in earnings. Gains of $183,000, $44,000 and $2,000 were recorded during the years ended December 31, 1996, 1997 and 1998, respectively. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of 15 years for land improvements, 20 to 30 years for buildings and improvements, and 5 to 12 years for machinery and equipment.

     Intangible assets
     Costs in excess of the fair value of the assets of Beaver acquired in 1994 consists primarily of product trade names, which are being amortized using the straight-line method over 15 years (Notes 9 and 10). Amortization expense for the years ended December 31, 1996, 1997 and 1998 was $189,000, $220,000 and $186,000 respectively. At the end of each quarter, the Company reviews the recoverability of its intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the intangible assets. If the aggregate future cash flows are less than the carrying value, a write-down would be required, measured by the difference between the discounted future cash flows and the carrying value of the intangible assets. All goodwill recorded related to the Midwest acquisition was written-off in 1996 (Note 9).

     Financial instruments
     The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. Cash and cash equivalents, and notes payable to banks approximate fair value as reported in the consolidated balance sheet. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt at December 31, 1997 and 1998 approximates the carrying value. The Company records all other financial instruments, including accounts receivable and accounts payable, at cost, which approximates market value.

     Revenue recognition and accounts receivable
     The Company recognizes revenue from the sale of motor coaches when title and risk of ownership are transferred to the dealer, which generally is upon shipment or dealer pick-up. Motor coaches are shipped to dealers only upon verification of dealer financing from the finance company providing the motor coach financing. Finance companies remit funds directly to the Company upon receipt of the manufacturer's certificate of origin, generally within 10 days after shipment. A dealer may be invoiced for and receive title to motor coaches prior to taking physical possession when the dealer has made a fixed, written commitment to purchase, the motor coaches have been completed and are available for pick-up or delivery, and the dealer has requested the Company to hold the motor coaches until the dealer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the motor coaches, invoice them under normal billing and credit terms and hold them for a short period of time as is customary in the industry, generally less than two weeks, until pick-up or delivery. Motor coaches are built to dealer specification and no right of return or exchange privileges are granted. Accordingly, no provision for sales allowances or returns is recorded.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Nature of Business and Summary of Significant Accounting Policies
     (Continued)

     Revenue recognition and accounts receivable (continued)
     Sales and the percentage of total sales made to dealers representing more than 10% of consolidated sales in any of the following periods were as follows (dollar amounts in thousands):

                                                                Year ended December 31,

                                                     1996                1997                1998
                                                --------------      --------------      --------------
     Dealer 1                                   $  23,314   12%     $  20,843   10%                 --
     Dealer 2 (See Note 7)                      $  20,777   10%            --                       --
     Dealer 3 (See Note 7)                             --           $  24,368   12%     $  29,546   14%

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

     Income taxes
     The Company accounts for income taxes under the liability method, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No. 109). Under the liability method, deferred taxes are determined based upon the difference between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense represents the change in the deferred tax asset/liability balance. A valuation allowance is established for deferred taxes if their realization is not likely.

     Comprehensive Income
     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Comprehensive income is equal to net income for all periods presented.

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

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Nature of Business and Summary of Significant Accounting Policies
     (Continued)

     Segment Disclosure
     The Company complies with segment reporting as set forth in Statement of Financial Accounting Standards No.131,"Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) effective December 1998. Under this statement, the Company employs the aggregation criteria of this standard.

     Earnings per Share
     The Company has adopted FASB Statement 128, "Earnings Per Share". FASB 128 requires dual presentation of basic and diluted EPS. Previously, the Company had presented primary EPS. Diluted EPS is calculated by dividing net income by the total of the weighted average actual shares outstanding for each period plus the number of shares calculated as having a dilutive impact, if any, related to the stock options under the Company's Stock Incentive Plan, and the warrants issued in conjunction with the Company's initial public offering. Previously reported amounts for primary EPS are the same as the diluted EPS amounts now reported. Basic EPS is computed by dividing the net income by the weighted average actual shares outstanding for each period presented with no consideration as to the dilutive impact of the Company's outstanding stock options or warrants. Prior periods have been restated to conform to FASB 128.

2.   Inventories

     Inventories by major classification are as follows (in thousands):

                                                 December 31,

                                                 1997             1998
                                        -------------     ------------
        Raw materials                   $      11,418     $     14,982
        Work-in-progress                        9,581            8,527
        Finished goods                          2,039            3,206
                                        -------------     ------------

        Total                           $      23,038     $     26,715
                                        =============     ============

3.   Property, Plant and Equipment

     The components of property, plant and equipment are as follows (in thousands):

                                                       December 31,

                                                       1997             1998
                                              -------------     ------------
        Land and improvements                 $       2,950     $      3,094
        Buildings and improvements                   10,344           10,449
        Machinery and equipment                      10,404           11,042
        Construction in progress                        171            3,150
                                              -------------     ------------
                                                     23,869           27,735

        Less accumulated depreciation                (5,284)          (7,184)
                                              -------------     ------------
        Property, plant and equipment, net    $      18,585     $     20,551
                                              =============     ============

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


4.   Notes Payable

     The Company has a $10.0 million revolving line of credit for working capital requirements. The available borrowings under the line of credit are limited to 80% of eligible accounts receivable plus 90% of eligible finished goods inventory plus 50% of eligible raw and work-in progress inventory. As of December 31, 1998, the operating credit utilization was zero. Outstanding borrowings under the line of credit are due on demand. The line of credit is secured by accounts receivable, inventory (excluding chassis inventory purchased from third parties), and equipment.

     Further, the line of credit is cross-collateralized among the companies. The terms of the respective credit agreements require compliance with certain financial covenants, including working capital requirements.

     The Company has entered into a credit agreement which enable borrowings of up to $4.0 million for equipment purchases, as needed. No amounts have been borrowed under this credit agreement at December 31, 1998.

     As of December 31, 1998, the Company was in compliance with all of its financial covenants associated with its line of credit facilities and other bank loans.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


5.    Long-Term Debt

      Long-term debt consists of the following:
                                                                                       December 31,

                                                                                       1997            1998
                                                                                -----------     -----------
                                                                                      (in thousands)
        Bank loan secured by equipment with monthly payments of
          $35,000 plus interest at LIBOR plus 1.5%, or 6.875% at
          December 31, 1998, with the balance due October 12, 2003              $     2,468     $     2,050
        Bank loan secured by equipment, with monthly payments of
          $35,000 including interest at 7.625%, with the balance due
          December 31, 2002                                                           1,750           1,454
        Bank loan secured by a first trust deed on the Beaver manu-
          facturing facility, with monthly payments of $13,000
          plus interest at the bank's prime rate plus .75%, or 8.5% at
          December 31, 1998, with the balance due October 18, 1999                      287             138
        Promissory note secured by a mortgage on the related
          property, with annual payments of $24,000 including
          interest at 6%, with the balance due no later than
          January 15, 2007                                                              156             142

        Real estate line of credit, with a maximum amount of $8.3
          million, of which $3.8 million is available as of
          December 31, 1998, with interest only for the first
          twelve months, then monthly payments based on a 20 year
          amortization with a 10 year maturity                                            -           4,522
        Bank loan secured by a first trust deed on the Magnum
          manufacturing facility, with monthly payments of $9,000 plus
          interest at 8.22%, repaid October 27, 1998                                  1,421               -
        Bank loan secured by a first trust deed on the Safari manu-
          facturing facility, with monthly payments of $31,000 plus
          interest at the bank's prime rate plus .75%, repaid
          October 27, 1998                                                              675               -
                                                                                -----------     -----------
                                                                                      6,757           8,306
        Less portion due within one year                                             (1,381)           (953)
                                                                                -----------     -----------
        Long-term debt less current portion                                     $     5,376     $     7,353
                                                                                ===========     ===========


      The aggregate maturities of long-term debt for the next five years and thereafter as of December 31, 1998 are $953,000, $1,234,000, $1,263,000,
      $1,294,000, $888,000 and $2,674,000, respectively.

      Certain of the borrowings are subject to restrictive covenants, including working capital requirements, with which the Company is in compliance at December 31, 1998. Other terms of the borrowings require the lending bank's written consent prior to the issuance of any dividends.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


6.   Provision for Income Taxes

     The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                         Year ended December 31,

                                                                       1996             1997             1998
                                                               ------------     ------------     ------------
        Current:
           Federal                                             $      3,897     $      1,961     $        391
           State                                                        813              189               45
                                                               ------------     ------------     ------------
                                                                      4,710            2,150              436
                                                               ------------     ------------     ------------

        Deferred:
           Federal                                                   (1,925)             574             (145)
           State                                                       (401)              74              (19)
                                                               ------------     ------------     ------------
                                                                     (2,326)             648             (164)
                                                               ------------     ------------     ------------


                                                               $      2,384     $      2,798     $        272
                                                               ============     ============     ============

     Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                                           December 31,
                                                                                          1997             1998
                                                                                  ------------     ------------
        Current:
           Vacation reserve                                                       $        278     $        369
           Accrued workers' compensation claim liabilities                                  69               87
           Warranty reserves                                                             1,610            1,916
           Inventory reserves                                                               40               43
           Other liabilities                                                               815              718
           Allowance for doubtful accounts                                                  22               11
                                                                                  ------------     ------------
                                                                                  $      2,834     $      3,144
                                                                                  ============     ============

        Noncurrent:
           Tax depreciation in excess of book depreciation                        $       (781)    $       (950)
           Other                                                                            --               22
                                                                                  ------------     ------------
                                                                                  $       (781)    $       (928)
                                                                                  ============     ============

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


6.   Provision for Income Taxes (continued)


     The effective tax rate differs from the U.S. statutory federal tax rate due to the following:

                                                    Year ended December 31,

                                                 1996        1997        1998
                                               ------      ------      ------
     Statutory federal tax rate                 34.0%       34.0%       34.0%
     State taxes, net of federal benefit         4.4         3.7         4.0
     Nondeductible expenses                      1.6         1.1         5.0
     Other, net                                   --         0.9        (3.0)
                                               ------      ------      ------
                                                40.0%       39.7%       40.0%
                                               ======      ======      ======

7.   Related Parties

     A dealer is owned by principals related to a former officer of the Company. The Company's sales of motor coaches to this party are at prices consistent with sales to unrelated third parties. Sales to this dealer for the years ended December 31, 1997 and 1998 were $24.4 million and $29.5 million respectively. There were no sales to this dealer in 1996. The Company had accounts receivable due from this dealer of $799,000 and $888,000 at December 31, 1997 and 1998, respectively, related to the sales of motor coaches.

     In 1998, the Company began purchasing electronic parts from a supplier company that is owned by a principal related to an officer. The total amount of purchases for the year ending December 31, 1998 was $449,000.

     As part of the Company's program to repurchase 800,000 shares of stock, the Company repurchased 100,000 shares from an officer of the Company for $4.2375 per share. See note 11 for further details.

8.   Leases

     The Company is obligated under a capital lease for computer software that expires in September of 2001. At December 31, 1997 and December 31, 1998, the gross amount of equipment and related accumulated amortization recorded under capital leases was $95,000 and $24,000, and $95,000 and $55,000, respectively.

     The Company also has noncancelable operating leases, primarily for facilities space, manufacturing equipment, telecommunications, transportation equipment, and computer software and hardware, which expire over the next five years and thereafter. Rental expense under operating leases was, $511,000, $783,000, and $944,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


8.   Leases (continued)

     Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1998 are:

     Year ending December 31:                    Capital Lease       Operating Leases
     ------------------------                    -------------       ----------------
     1999                                          $    23,000            $   944,000
     2000                                               23,000                915,000
     2001                                               18,000                711,000
     2002                                                   --                463,000
     2003                                                   --                294,000
     Thereafter                                             --              2,967,000
                                                   -----------            -----------

     Total minimum lease payments                       64,000            $ 6,294,000

     Less amount representing interest
       (at 8.52%)                                        7,000
                                                   -----------
     Minimum lease payments,
       excluding interest                               57,000

     Current installments of obligation
       under capital lease                              19,000
                                                   -----------
     Obligation under capital lease
       excluding current installments              $    38,000
                                                   ===========

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

     The acquisition was accounted for by the purchase method. Accordingly, the purchase price of $1.4 million was allocated to the assets acquired based on their estimated values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of assets acquired totaled $561,000 and was written off in 1996.

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

     A reserve of $488,000 to cover expected future costs of the restructuring was recorded as of December 31, 1996. Additionally, the remaining unamortized goodwill, deferred acquisition costs, and certain property, plant, and equipment was charged to restructuring expense during the year ended December 31, 1996. Recording of the reserves for book purposes but not for tax purposes created a related deferred tax asset (Note 6) that was realized when the exit plan was completed during 1997. The restructuring reserve recorded at December 31, 1996 was adequate to cover the restructuring costs incurred during 1997, and no further restructuring charges were made or are expected to be made.

     Commencing June 14, 1996, results of operations of Honorbuilt are included in the consolidated statement of income for the year ended December 31, 1996. The following unaudited pro forma summary presents information as if the acquisition of Honorbuilt had occurred at the beginning of 1996. The pro forma information is provided for informational purposes only. It is based on historical information and includes adjustments for interest expense that would have been incurred to finance the purchase, depreciation adjustments related to asset valuations, and amortization of intangibles. The pro forma information is not indicative of future results of operations of the combined companies.

                              Pro Forma Information
                    (in thousands, except per share amounts)

                                                     Year Ended December 31,
                                                                      1996
                                                                      ----

      Net sales ............................................... $  207,763
      Net income  ............................................. $    2,975
      Earnings per share - basic............................... $      .45
      Earnings per share - diluted ............................ $      .45


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

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


10.  Commitments and Contingencies (continued)

     The risk of loss is spread over various dealers and finance companies. Total secured inventory financing obligations of the Company's dealers, for which the Company was contingently liable, were approximately $86.3 million and $106.8 million at December 31, 1997 and December 31, 1998, respectively.

     From time to time, the Company is involved in various customer complaints which arise in the ordinary course of business. The Company does not believe that losses, if any, incurred under outstanding repurchase agreements or customer complaint settlements will have a significant impact on the Company's financial position or results of operations.

11.  Common Stock Matters and Earnings Per Share

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

                                                         1996           1997           1998
                                                    ---------      ---------      ---------
      Shares subject to option:
      Balance at January 1                            781,000        883,000        937,785
      Options granted                                 117,000        152,500        333,000
      Options exercised                                     -              -       (252,285)
      Options terminated                              (15,000)       (97,715)       (90,000)
                                                    ---------      ---------      ---------
      Balance at December 31                          883,000        937,785        928,500
                                                    ---------      ---------      ---------

      Weighted average option
        price in dollars:
      At January 1                                  $    7.82      $    7.97      $    7.84
      Options granted                                    9.29           7.76           9.05
      Options exercised                                     -              -           7.75
      Options terminated                                 7.75           7.75           8.49
      At December 31                                     7.97           7.84           8.23

      Shares available for
      grant at December 31:                           206,436        451,651        208,651

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


11.  Common Stock Matters and Earnings Per Share (continued)

     Stock Incentive Plan (continued)

     The exercise prices of the 928,500 options granted as of December 31, 1998 range between $6.00 and $9.375 and have a weighted average remaining contractual life of 7.5 years; 630,694 of the total options granted are fully vested, and therefore may be exercised, as of December 31, 1998 at a weighted average exercise price of $8.83.

     The Company applies ABP Opinion 25 and related Interpretations in accounting for the stock incentive plan. Had compensation cost for the stock incentive plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                              Pro Forma Information
                    (in thousands, except per share amounts)

                                                                             Year ended December 31,
                                                                          1996          1997          1998
                                                                      --------      --------      --------
        Net Income                      As reported                   $  3,583      $  4,246      $    409
                                        Pro Forma                     $  3,306      $  3,882      $     14

        Income per share - basic        As reported                   $    .55      $    .65      $    .06
                                        Pro Forma                     $    .50      $    .60             -

        Income per share - diluted      As reported                   $    .54      $    .65      $    .06
                                        Pro Forma                     $    .50      $    .60             -

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: expected dividend yield: 0.0%, expected volatility: 68.17%, risk-free interest rate: 6.5%, expected life:
     10 years. For both 1997 and 1998, the expected dividend yield and expected life were the same as 1996. However, the expected volatility was 71.49% and 72.11% for 1997 and 1998 respectively. The risk-free interest rate used was 6.3% and 5.5% for 1997 and 1998 respectively. Results may not be representative of future years because options are generally granted on an annual basis and vest over time.

     Stock Repurchase
     During 1998, the Company repurchased 50,000 of its common shares from a director of the Company. The shares were purchased subject to the terms of Stock Purchase Agreement between the Company and the director. Under the terms of the agreement, the Company had first option to purchase the subject shares for two-thirds of the current market value. The shares were purchased for a price per share of $6.00, resulting in an overall purchase price of $300,000. The shares have been returned and canceled.

     Pursuant to a board resolution, the Company authorized 800,000 shares of stock to be repurchased by the Company for the year ending December 31, 1998. Under this program, 655,000 shares were repurchased at the average price of $4.80, for an overall amount of $3,147,000.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


11.  Common Stock Matters and Earnings Per Share (continued)

     Stock Repurchase (continued)

     During 1997, the Company purchased 220,000 of its common shares from a former officer of the Company. The shares were purchased subject to the terms of Stock Purchase Agreement between the Company and the former officer. Under the terms of the agreement, the Company had first option to purchase the subject shares for two-thirds of the current market value. The shares were purchased for a price of $4.30, resulting in an overall purchase price of $947,000. The shares have been returned and canceled.


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

13.  Incentive and Deferred Compensation Plans

     The Company has an incentive compensation plan for its key officers. The amounts charged to expense for the years ended December 31, 1996, 1997, and 1998 aggregated $487,000, $245,000, and $326,000, respectively.

     The Company has established a joint 401(k) and Profit Sharing Plan which allows eligible employees to contribute up to 15% of their compensation annually. The plan allows for a Company matching percentage based upon the discretion of management, and $4,000 and $2,000 were contributed by the Company and its subsidiaries to the plan during the years ended December 31, 1996, and 1997, respectively. There were no contributions for 1998. To date there have been no amounts contributed by the Company or its subsidiaries to the profit sharing element of the plan.

SMC Corporation

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


14.  Quarterly Financial Information (Unaudited)

                                                      First            Second            Third           Fourth
                                                    quarter           quarter          quarter          quarter
                                                   ------------------------------------------------------------
                                                            (In thousands, except per share amounts)
        Year ended December 31, 1997:
           Revenue                                   50,087           48,977            51,578           52,377
           Gross profit                               6,597            5,282             6,901            8,430
           Net Income                                 1,190              164             1,206            1,686
           Net income (loss) per share - basic          .18              .02               .18              .27
           Net Income per share - diluted               .18              .02               .18              .27

        Year ended December 31, 1998:
           Revenue                                   47,805           52,324            50,276           67,079
           Gross profit                               6,006            5,869             2,793            7,412
           Net income                                   916              838            (2,482)           1,137
           Net income (loss) per share - basic          .14              .13              (.38)             .18
           Net Income per share - diluted               .14              .13              (.38)             .18

15.  Market Information (Unaudited)

     The Company's common stock is traded on the Nasdaq National Market System under the symbol SMCC. The following table sets forth the high and low daily closing prices of the stock for each quarter of 1997 and 1998:

                                                        1997                  1998

                                                    High        Low       High        Low
                                                 -------    -------    -------    -------
     First Quarter                                 8.500      6.875      9.750      6.875

     Second quarter                                9.250      5.625     10.875      6.750

     Third quarter                                 8.000      5.625      7.875      5.563

     Fourth quarter                                8.250      5.000      6.000      4.000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 26, 1999             SMC CORPORATION



                                       By: WILLIAM L. RICH
                                           -------------------------------------
                                           William L. Rich
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 26, 1999.

Signature                              Title
---------                              -----


MATHEW M. PERLOT
----------------------------------     Chief Executive Officer
Mathew M. Perlot                       and Chairman of the Board
                                       (Principal Executive Officer)


WILLIAM L. RICH
----------------------------------     Chief Financial Officer
William L. Rich                        (Principal Financial and Accounting
                                        Officer)

CURTIS W. LAWLER
----------------------------------     Director
Curtis W. Lawler


CONNIE M. PERLOT
----------------------------------     Director
Connie M. Perlot


LAWRENCE S. BLACK
----------------------------------     Director
Lawrence S. Black


JIM L. TRAUGHBER
----------------------------------     Director
Jim L. Traughber

                                  EXHIBIT INDEX

Exhibit
   No.      Description
-------     -----------

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

 10.2 Stock Purchase Agreement dated March 28, 1988 among Curtis Lawler and Sandra Lawler, Mathew M. Perlot and the Registrant; incorporated by reference to Exhibit 10.2 to the 1995 S-1

 10.3 Revised form of Representatives' Warrant Agreement, including form of warrant; incorporated by reference to Exhibit 10.5 to the 1995 S-1

 10.4 Manufacturer Agreement dated June 24, 1987 between General Electric Credit Corporation and the Registrant; incorporated by reference to
            Exhibit 10.7 to the 1995 S-1

 10.5 Repurchase Agreement dated November 30, 1993 between the Registrant and General Motors Acceptance Corporation; incorporated by reference to Exhibit 10.9 to the 1995 S-1

+10.6 Floorplan Agreement dated April 14, 1994 between ITT Commercial Finance Corp. and the Registrant, and amendment and amendment letters thereto; incorporated by reference to Exhibit 10.10 to the 1995 S-1

 10.7 Lease Assignment and Assumption Agreement dated June 1994 between Beaver Coaches, Inc. and Beaver Motor Coaches, L.L.C., with Lease dated May 15, 1989 by and between Frank Storch and James Hogue, dba S&H Associates, and Beaver Coaches, Inc., and amendments thereto; incorporated by reference to Exhibit 10.11 to the 1995 S-1

 21.1       Subsidiaries of the Registrant

 23.1       Consent of PricewaterhouseCoopers LLP

 27.1       Financial Data Schedule

--------------

     * This exhibit constitutes a management contract or compensatory plan or arrangement.

     + Confidential treatment has been granted by the Commission for certain portions of this agreement.