Form 10-Q
period 1999-04-03
SMC CORP
filed 1999-05-14
CIK 932129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 3, 1999

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

                     Yes [ X ]               No [   ]

The number of outstanding shares of Common Stock at May 1, 1999: 5,880,708

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----

Part I - Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheet - December 31, 1998 and
              April 3, 1999................................................  3

              Consolidated Statement of Income - Three Months
              Ended March 31, 1998 and April 3, 1999.......................  4

              Consolidated Statement of Changes in Shareholders'
              Equity - Year Ended December 31, 1998 and Three
              Months Ended April 3, 1999...................................  5

              Consolidated Statement of Cash Flows - Three Months
              Ended March 31, 1998 and April 3, 1999.......................  6

              Notes to Consolidated Financial Statements...................  7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  9

Part II - Other Information

    Item 6.   Exhibits and Reports on Form 8-K............................. 13

Signatures    ............................................................. 14

Exhibit Index ............................................................. 15

                         Part I - Financial Information

Item 1. Financial Statements

SMC Corporation
Consolidated Balance Sheet
(in thousands)
------------------------------------------------------------------------------------------
                                                         December 31,            April 3,
                                                             1998                 1999
                                                         -----------           -----------
                                                                    (unaudited)
 Assets
 Current assets:
  Cash and cash equivalents                              $     1,310           $       238
  Accounts receivable, net                                    12,857                 9,654
  Inventories (Note 2)                                        26,715                31,967
  Prepaid expenses and other                                     530                   303
  Prepaid taxes                                                  897                   833
  Deferred tax asset                                           3,144                 3,144
                                                         -----------            ----------
       Total current assets                                   45,453                46,139

 Property, plant and equipment, net                           20,551                19,141
 Intangible assets, net                                        1,942                 1,896
 Other assets                                                     74                    64
                                                         -----------            ----------
      Total assets                                       $    68,020           $    67,240
                                                         ===========            ==========

 Liabilities and Shareholders' Equity
 Current liabilities:
   Notes payable                                         $        --           $     3,377
   Current portion of long-term debt                             953                 1,050
   Accounts payable                                           24,789                19,703
   Product warranty liabilities                                3,766                 3,776
   Current portion of capital lease obligation                    19                    14
   Accrued liabilities                                         6,965                 8,001
                                                         -----------            ----------
      Total current liabilities                               36,492                35,921

 Long-term debt, net of current portion                        7,353                 7,036
 Capital lease obligation, less current portion                   38                    38
                                                                 928                   928
                                                         -----------            ----------
                                                              44,811                43,923
                                                         -----------            ----------

 Shareholders' equity:
   Preferred stock, 5,000 shares authorized,
     none issued or  outstanding                                  --                    --
   Common stock, 30,000 shares authorized,
     5,890,000 shares issued and outstanding                   9,604                 9,604
  Additional paid-in capital                                   1,472                 1,472
  Retained earnings                                           12,133                12,241
                                                         -----------            ----------
       Total shareholders' equity                             23,209                23,317
                                                         -----------            ----------

 Total liabilities and shareholders' equity              $    68,020           $    67,240
                                                         ===========           ===========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Income
(in thousands, except per share amounts)
------------------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                           March 31,             April 3,
                                                             1998                 1999
                                                         -----------           -----------
                                                                    (unaudited)
Sales                                                    $    47,805           $    56,822
Cost of sales                                                 41,799                50,613
                                                         -----------           -----------
         Gross profit                                          6,006                 6,209

Selling, general and administrative expenses                   4,251                 4,936

Legal and settlement costs                                       347                   870
                                                         -----------           -----------
Income from operations                                         1,408                   403

Interest expense                                                 140                   310

Other income, net                                               (176)                  (86)
                                                         -----------           -----------
Income before provision for taxes                              1,444                   179

Provision for income taxes                                       528                    71
                                                         -----------           -----------
Net income                                               $       916           $       108
                                                         ===========           ===========
Net income per share - basic                             $       .14           $       .02
                                                         ===========           ===========
Net income per share - diluted                           $       .14           $       .02
                                                         ===========           ===========
Weighted average number of shares - basic                      6,440                 5,890
                                                         ===========           ===========
Weighted average number of shares - diluted                    6,507                 5,890
                                                         ===========           ===========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(in thousands)
--------------------------------------------------------------------------------------------------------
                                              Common Stock          Additional
                                          ---------------------       paid-in      Retained
                                           Shares       Amount        capital      earnings       Total
                                          --------     --------     ----------     --------     --------
Balance, December 31, 1997                   6,343     $ 10,810     $    1,488     $ 11,995     $ 24,293

Net income                                      --           --             --          409          409

Common stock issued upon exercise
  of common stock options                      252        1,954             --           --        1,954

  Stock repurchase                            (705)      (3,160)           (16)        (271)      (3,447)
                                          --------     --------     ----------     --------     --------

Balance, December 31, 1998                   5,890        9,604          1,472       12,133       23,209
                                          --------     --------     ----------     --------     --------

Net income                                      --           --             --          108          108
                                          --------     --------     ----------     --------     --------

Balance, April 3, 1999                       5,890     $  9,604     $    1,472     $ 12,241     $ 23,317
                                          ========     ========     ==========     ========     ========


               The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
--------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                             March 31,             April 3,
                                                               1998                 1999
                                                           -----------           -----------
                                                                      (unaudited)
Cash flows from operating activities:
   Net income                                              $      916            $       108
   Adjustments to reconcile net income to net
      provided by operating activities:
         Depreciation and amortization                            463                    566
         Changes in current assets and liabilities:
           Accounts receivable                                    376                  3,203
           Inventories                                         (3,264)                (5,252)
           Prepaid expenses and other                             (29)                   291
           Other assets                                             7                     10
           Accounts payable                                      (438)                (5,086)
           Income taxes payable                                    77                     --
           Accrued liabilities and other obligations            1,525                  1,046
                                                           ----------            -----------

Net cash provided by (used in) operating activities              (367)                (5,114)
                                                           ----------            -----------

Cash flows from investing activities:
   Capital expenditures                                          (326)                  (214)
   Lease abatement                                                 --                  1,104
                                                           ----------            -----------

Net cash provided by (used in) investing activities              (326)                   890
                                                           ----------            -----------

Cash flows from financing activities:
   Net repayments on notes payable                               (684)                 3,377
   Repayments of long-term debt                                  (298)                  (220)
   Principal payments on capital lease obligation                  (4)                    (5)
   Proceeds from issuance of common stock                       1,954                     --
   Repurchase of capital stock                                   (300)                    --
                                                           ----------            -----------

Net cash used in (provided by) financing activities               668                  3,152
                                                           ----------            -----------

Net decrease in cash and cash equivalents                         (25)                (1,072)

Cash and cash equivalents, beginning of period                    103                  1,310
                                                           ----------            -----------
Cash and cash equivalents, end of period                   $       78            $       238
                                                           ==========            ===========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Form 10-Q
For the First Quarter Ended April 3, 1999 (unaudited)
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

1.  Basis of Presentation of Interim Period Statements

    The accompanying financial statements are unaudited and have been prepared by SMC Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.  Inventories

    Inventories by major classification are as follows (in thousands):

                                            December 31,       April 3,
                                                1998             1999
                                            -----------      -----------
         Raw materials                      $    14,982      $    14,717
         Work-in-progress                         8,527           10,579
         Finished goods                           3,206            6,671
                                             ----------      -----------
         Total                              $    26,715      $    31,967
                                             ==========      ===========

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

4.  Related Party Transactions

    During the three month period ending April 3, 1999, the Company purchased electronic parts for a total amount of $229,000 from a supplier company that is owned by a principal related to an officer.

5.  Comprehensive Income

    In June 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income for the three months ended April 3, 1999 and March 31, 1998 was net income of $108 thousand and $916 thousand, respectively.

6.  Segment Disclosure

    The Company complies with segment reporting as set forth in the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131) effective December 1998. Under this statement, the Company employs the aggregation criteria of this standard.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated statement of income data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.

                                               Three months ended
                                             March 31,      April 3,          Percentage change
                                               1998           1999            in dollar amounts
                                             ---------     ---------          -----------------
Sales                                          100.0%        100.0%                 18.9%
Cost of sales                                   87.4          89.1                  21.1
                                             --------      --------
Gross profit                                    12.6          10.9                   3.4
Selling, general and
  administrative expenses                        8.9           8.7                  16.1
Litigation and
  settlement costs                                .7           1.5                 150.7
                                             --------      --------
Income from operations                           3.0            .7                 (71.4)
Interest expense                                 (.3)          (.6)                121.4
Other income                                      .4            .2                 (51.1)
                                             --------      --------
Pretax income                                    3.1            .3                 (87.6)
Provision for income taxes                       1.2            .1                 (86.6)
                                             --------      --------
Net income                                       1.9%           .2%                (88.2)

     Sales increased 18.9% to $56.8 million for the first quarter of 1999 from $47.8 million for the comparable period in 1998. The increase was largely the result of a 15.2% unit sales increase to 439 units, up from 381 in the prior year. The unit increase is principally the result of stronger demand for the Zanzibar and Continental models of the Safari division, as well as large increases in sales of the Monterey, Contessa and Patriot models at the Beaver division. The Harney division's new Renegade model also had a substantial increase in demand over the same period one year ago.

     Gross profit increased $203,000 (3.4%) in the first quarter of 1999 compared to 1998, and decreased as a percentage of sales from 12.6% to 10.9%. The gross margin percentage declined due to a decrease in the sales mix of the Beaver Marquis product, which was undergoing a scheduled model revision during the first half of the quarter. The Marquis model change was completed on schedule, and late first quarter Marquis sales increased at a pace comparable to prior year levels.

     Selling, general and administrative expenses increased 16.1% to $4.9 million for the first quarter of 1999 from $4.3 million in the comparable period of 1998. This increase was due partly to an increase in selling expenses, which were $460,000 (23.6%) higher compared to the same period in 1998. This sales expense increase is a result of higher commission costs and promotion expenses associated with higher sales volumes. Settlement and legal expenses increased 150.7% to $870,000 from $347,000 for the same period in the prior year. The company vigorously defended itself in several lawsuits and thus incurred higher legal costs. While there can never be a certainty of an outcome, the Company believes it will prevail in these cases. In addition, the Company has recently undertaken considerable measures to strengthen its executive, customer service, and warranty functions. Mathew Perlot has now assumed the operational responsibilities of President in addition to his duties of CEO and Chairman of the board of directors. The Company has reorganized its customer service and warranty department to provide higher levels of customer attention and satisfaction.

     Given the factors affecting gross margin and selling, general and administrative expenses, operating income decreased 71.4% to $403,000 for the first quarter of 1999 from $1.4 million in the comparable period of 1998.

     Interest expense increased 121.4% to $310,000 for the first quarter of 1999 from $140,000 in the comparable period of 1998. The increase was due primarily to increased borrowings used to purchase a service center located in Tampa, Florida and to build product for second quarter demand prior to the model changeovers in June. Other income was $86,000 for the first quarter of 1999 compared to $176,000 for the first quarter of 1998.

     The effective tax rate rose from 36.6% in the first quarter of 1998 to 40.0% in the first quarter of 1999 as the result of a one time energy credit received in 1998. Net income after tax for the first quarter of 1999 was $108,000, down from first quarter 1998 net income of $916,000.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter that ends September 30.

Liquidity and Capital Resources

     During the first quarter of 1998, SMC generated a negative cash flow from operations of $5.1 million while its working capital increased from $9.0 million at December 31, 1998 to $10.2 million at April 3, 1998 (including cash and cash equivalents of $238,000).

     The Company anticipates that its aggregate capital expenditures for 1999 will be approximately $1.0 million. The Company plans to use cash generated from operations and borrowings under its credit arrangements to fund these expenditures.

     The Company has an operating line of credit of $10 million, a real estate line of credit of $8.3 million and a $4.0 million equipment financing line of credit. As of April 3, 1999, $6.6 million was available on the operating line of credit and $3.8 million was available on the real estate line of credit. Of the amounts outstanding on these two lines of credit, $7.5 million is at the LIBOR interest rate of 6.75% and $399,000 is at the prime rate of 7.75%. The entire $4.0 million equipment financing line of credit was available at April 3, 1999. These amounts are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was in compliance with all covenants and agreements at April 3, 1999.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of April 3, 1999, the Company estimates its total contingent liability under repurchase obligations was approximately $128.7 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

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

     For most of the Company's IT systems, Year 2000 compliance issues have been identified and a remediation plan has been developed. Many of the Company's IT systems have been made Year 2000-compliant or require insignificant costs to become Year 2000 compliant. The Company estimates its costs for software and hardware upgrades to its systems to total approximately $75,000. The Company spent approximately $40,000 for the year ending December 31, 1998 for system upgrades to make its primary IT system Year-2000 compliant. During the three months ended April 3, 1999, the Company spent or committed to spend an additional $20,000.

     Additionally, the Company is evaluating the readiness of its significant suppliers, financial institutions and customers to determine the extent to which the Company is vulnerable to those parties failing to remediate their own Year 2000 issues. To date, the Company has not received notice of or become aware of a material Year 2000 deficiency by a significant vendor, financial institution, or customer.

     At this time, the Company believes total costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to the Company's internal systems, will not have a material impact on the Company's results of operations or financial condition. While the Company expects that the Year 2000 will not pose significant operational problems, delays in the installation of the new systems or upgrades to existing systems, or a failure of its vendors, customers or financial institutions to become Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations. To address this contingency, the Company is in the process of developing a risk management plan which will be completed and tested during the third quarter of 1999.

                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits

        11   Statement of Calculation of Average Common Shares Outstanding

        27   Financial Data Schedule



  (b)   Reports on Form 8-K

             No Current Reports on Form 8-K were filed by the Registrant during the quarter ended April 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SMC CORPORATION




Date: May 14, 1999                     By: WILLIAM L. RICH
                                           -------------------------------
                                           William L. Rich
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                  Exhibit Index


Exhibit
  No.          Description
-------        -----------

  11           Statement of Calculation of Average
                 Common Shares Outstanding

  27           Financial Data Schedule