Form 10-Q
period 1999-07-03
SMC CORP
filed 1999-08-17
CIK 932129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended July 3, 1999

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

    (Address of principal executive                        (Zip Code)
               offices)

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

                                 Yes [X] No [ ]

The number of outstanding shares of Common Stock at August 6, 1999:  5,780,708

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                            Page

Part I - Financial Information

    Item 1.  Financial Statements

             Consolidated Balance Sheet - December 31, 1998 and
             July 3, 1999..................................................... 3

             Consolidated Statement of Operations - Three Months
             Ended June 30, 1998 and July 3, 1999............................. 4

             Consolidated Statement of Operations - Six Months
             Ended June 30, 1998 and July 3, 1999............................. 5

             Consolidated Statement of Changes in Shareholders'
             Equity - Year Ended December 31, 1998 and Six
             Months Ended July 3, 1999........................................ 6

             Consolidated Statement of Cash Flows - Six Months
             Ended June 30, 1998 and July 3, 1999............................. 7

             Notes to Consolidated Financial Statements....................... 8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................10

Part II - Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders..............14

    Item 5.  Other Information................................................15

    Item 6.  Exhibits and Reports on Form 8-K.................................16

Signatures....................................................................17

Exhibit Index.................................................................18

                         Part I - Financial Information

Item 1. Financial Statements

SMC Corporation
Consolidated Balance Sheet
(in thousands)
----------------------------------------------------------------------------------------------------
                                                                          December 31,        July 3,
                                                                                 1998           1999
                                                                          -----------    -----------
                                                                                  (unaudited)
Assets
 Current assets:
 Cash and cash equivalents                                                $     1,310    $       107
 Accounts receivable, net                                                      12,857         11,049
 Inventories (Note 2)                                                          26,715         39,233
 Prepaid expenses and other                                                       530            305
Prepaid  taxes                                                                    897            375
 Deferred tax asset                                                             3,144          3,144
                                                                          -----------    -----------
      Total current assets                                                     45,453         54,213
Property, plant and equipment, net                                             20,551         18,024
Intangible assets, net                                                          1,942          1,849
Other assets                                                                       74             57
                                                                          -----------    -----------
     Total assets                                                         $    68,020    $    74,143
                                                                          ===========    ===========
Liabilities and shareholders' equity Current liabilities:
  Notes payable                                                           $        --    $     6,489
  Current portion of long-term debt                                               953          1,280
  Accounts payable                                                             24,789         20,119
  Product warranty liabilities                                                  3,766          3,776
  Current portion of capital lease obligation                                      19             19
  Accrued liabilities                                                           6,965          9,185
                                                                          -----------    -----------
     Total current liabilities                                                 36,492         40,868
Long-term debt, net of current portion                                          7,353          9,721
Capital lease obligation, less current portion                                     38             29
Deferred income taxes                                                             928            928
                                                                          -----------    -----------
     Total liabilities                                                         44,811         51,546
Shareholders' equity:
  Preferred stock, 5,000 shares authorized,
    none issued or outstanding                                                     --             --
  Common stock, 30,000 shares authorized,
    5,890 and 5,780 shares issued and outstanding                               9,604          9,033
 Additional paid-in capital                                                     1,472          1,472
 Retained earnings                                                             12,133         12,092
                                                                          -----------    -----------
      Total shareholders' equity                                               23,209         22,597
Total liabilities and shareholders' equity                                $    68,020    $    74,143
                                                                          ===========    ===========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Operations
(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------


                                                                              Three Months Ended
                                                                              June 30,        July 3,
                                                                                 1998           1999
                                                                          -----------    -----------
                                                                                    (unaudited)
Sales                                                                     $    52,324    $    53,794
Cost of sales                                                                  46,455         49,651
Gross profit                                                                    5,869          4,143
Selling, general and administrative expenses                                    3,975          3,861
Litigation and settlement costs                                                   308            405
                                                                          -----------    -----------
Income (loss) from operations                                                   1,586           (123)
Interest expense                                                                  216            334
Other income (loss), net                                                            7           (209)
                                                                          -----------    -----------
Income (loss) before provision for taxes                                        1,363           (248)
Income tax expense (benefit)                                                      525            (99)
                                                                          -----------    -----------
Net income (loss)                                                         $       838    $      (149)
                                                                          ===========    ===========
Net income (loss) per share - basic                                       $      0.13    $     (0.03)
                                                                          ===========    ===========
Net income (loss) per share - diluted                                     $      0.13    $     (0.03)
                                                                          ===========    ===========
Weighted average number of shares - basic                                       6,545          5,845
                                                                          ===========    ===========
Weighted average number of shares - diluted                                     6,550          5,846
                                                                          ===========    ===========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Operations
(in thousands, except per share amounts)
---------------------------------------------------------------------------------------------


                                                                        Six Months Ended
                                                                       June 30,        July 3,
                                                                          1998           1999
                                                                   -----------    -----------
                                                                                    (unaudited)
Sales                                                              $   100,129    $   110,616
Cost of sales                                                           88,254        100,264
                                                                   -----------    -----------
Gross profit                                                            11,875         10,352
Selling, general and administrative expenses                             8,226          8,796
Litigation and settlement costs                                            655          1,276
                                                                   -----------    -----------
Income from operations                                                   2,994            280
Interest expense                                                           356            644
Other income (loss), net                                                  (169)          (295)
                                                                   -----------    -----------
Income (loss) before provision for taxes                                 2,807            (69)
Income tax expense (benefit)                                             1,053            (28)
                                                                   -----------    -----------
Net income (loss)                                                  $     1,754    $       (41)
                                                                   ===========    ===========
Net income (loss) per share - basic                                $      0.27    $     (0.01)
                                                                   ===========    ===========
Net income (loss) per share - diluted                              $      0.27    $     (0.01)
                                                                   ===========    ===========
Weighted average number of shares - basic                                6,493          5,868
                                                                   ===========    ===========
Weighted average number of shares - diluted                              6,529          5,868
                                                                   ===========    ===========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(in thousands)
--------------------------------------------------------------------------------------------------------


                                              Common Stock          Additional
                                          ---------------------       paid-in      Retained
                                           Shares       Amount        capital      earnings       Total
                                          --------     --------     ----------     --------     --------
Balance, December 31, 1997                   6,343     $ 10,810     $    1,488     $ 11,995     $ 24,293
Net income                                      --           --             --          409          409
Common stock issued upon exercise
 of common stock options                       252        1,954             --           --        1,954
Stock repurchase                              (705)      (3,160)           (16)        (271)      (3,447)
                                          --------     --------     ----------     --------     --------
Balance, December 31, 1998                   5,890        9,604          1,472       12,133       23,209
                                          --------     --------     ----------     --------     --------
Net loss                                        --           --             --          (41)         (41)
Stock repurchase                              (110)        (571)            --           --         (571)
                                          --------     --------     ----------     --------     --------
Balance, July 3, 1999                     $  5,780     $  9,033     $    1,472     $ 12,092     $ 22,597
                                          ========     ========     ==========     ========     ========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Consolidated Statement of Cash Flows
(in thousands)
----------------------------------------------------------------------------------------------------------


                                                                                      Six Months Ended
                                                                                    June 30,        July 3,
                                                                                       1998           1999
                                                                                -----------    -----------
                                                                                       (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                          $     1,754    $       (41)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
                  Gain on asset disposition                                              --           (184)
                  Depreciation and amortization                                       1,011          1,124
                  Changes in current assets and liabilities:
                           Accounts receivable                                       (1,422)         1,808
                           Inventories                                               (3,106)       (12,518)
                           Prepaid expenses and other                                  (416)           747
                           Other assets                                                  12             17
                           Accounts payable                                             462         (4,670)
                           Income taxes payable                                        (405)            --
                           Accrued liabilities and other obligations                  2,173          2,230
                                                                                -----------    -----------

Net cash provided by (used in) operating activities                                      63        (11,487)
                                                                                -----------    -----------

Cash flows from investing activities:
     Capital expenditures                                                              (509)          (548)
     Lease abatement                                                                     --          1,104
     Proceeds from sale of equipment                                                     --          1,124
                                                                                -----------    -----------
Net cash (used in) provided by investing activities                                    (509)         1,680

Cash flows from financing activities:
     Net (repayments) borrowings on notes payable                                      (562)         6,489
     (Repayments of) proceeds from long-term debt                                      (632)         2,695
     Principal payments on capital lease obligation                                      (7)            (9)
     Proceeds from issuance of common stock                                           1,954             --
     Repurchase of common stock                                                        (300)          (571)
                                                                                -----------    -----------
Net cash provided by financing activities                                               453          8,604
                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                                      7         (1,203)

Cash and cash equivalents, beginning of period                                          103          1,310
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $       110    $       107
                                                                                ===========    ===========


    The accompanying notes are an integral part of this financial statement.

SMC Corporation
Form 10-Q
For the Second Quarter Ended July 3, 1999 (unaudited)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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


2.   Inventories

     Inventories by major classification are as follows (in thousands):

                                               December 31,         July 3,
                                                      1998            1999
                                               -----------     -----------
     Raw materials                             $    14,982     $    15,233
     Work-in-progress                                8,527          10,438
     Finished goods                                  3,206          13,562
                                               -----------     -----------
     Total                                     $    26,715     $    39,233
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

4.   Related Party Transactions

     During the three month and six month periods ended July 3, 1999 the Company purchased electronic parts for a total amount of $238,000 and $467,000 respectively, from a supplier company that is owned by a principal related to an officer of the Company.

5.   Comprehensive Income

     In June 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income for the three-month and six-month periods ended June 30, 1998 and July 3, 1999 was net income of $838,000 and $1.8 million and net losses of $149,000 and $41,000, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated statement of income data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.

                                   Three months ended                            Six months ended
                                    June 30,     July 3,   Percentage change     June 30,     July 3,   Percentage change
                                       1998        1999    in dollar amounts        1998        1999    in dollar amounts
                                  ---------   ---------   ------------------   ---------   ---------   ------------------
Sales                                 100.0%      100.0%           2.8%            100.0%      100.0%         10.5%
Cost of sales                          88.8        92.3            6.9              88.1        90.6          13.6
                                  ---------   ---------                        ---------    --------
Gross profit                           11.2         7.7          (29.4)             11.9         9.4         (12.8)
Selling, general and
  administrative expenses               7.6         7.2           (2.9)              8.2         8.0           6.9
Litigation and
   settlement costs                     0.6         0.8           31.5                .7         1.2          94.8
                                  ---------   ---------                        ---------    --------
Income (loss)from operations            3.0         (.3)        (107.8)              3.0          .2         (90.6)
Interest expense                         .4          .6           54.6                .4          .6          80.9
Other expense (income)                   --         (.4)       (3085.7)              (.2)        (.3)         74.6
                                  ---------   ---------                        ---------    --------
Pretax income (loss)                    2.6         (.5)        (118.2)              2.8         (.1)       (102.5)
Income tax expense (benefit)            1.0         (.2)        (118.9)              1.0           0        (102.7)
                                  ---------   ---------                        ---------    --------
Net income                              1.6%        (.3)%       (117.8)%             1.8%        (.1)%      (102.3)%
                                  =========   =========                        =========    ========

     Sales increased 2.8% to $53.8 million for the second quarter of 1999 from $52.3 million for the comparable period in 1998. For the six months ended July 3, 1999, sales increased 10.5% to $110.6 million from $100.1 million for the comparable period in 1998. Sales increases were recorded for both the Beaver and Harney coach models in the three month comparisons. These increases were offset by decreases in the Safari line for the same period.

     Gross profit margin for the quarter ended July 3, 1999 decreased 29.4% to $4.1 million from $5.9 million in the comparable period in 1998, and decreased as a percentage of sales from 11.2% to 7.7%. The lower margin performance was caused by several factors. First, the sales mix included a higher number of lower margin product such as the Renegade. Secondly, production costs at the Safari facility continued at high levels. The Company implemented several cost cutting measures at the end of the quarter that are expected to generate substantial savings in the third quarter. In addition, increased overtime at the Beaver facility was required to prepare the new 2000 year models for the July FMCA show. For the six month period comparisons, both sales mix and Safari production cost increases contributed to the decline in gross profit from $11.9 million to $10.3 million.

     Selling, general, and administrative expenses decreased 2.9% to $3.9 million for the quarter ended July 3, 1999 from $4.0 million for the comparable period of 1998. For the six-month period ended July 3, 1999, selling, general, and administrative costs increased 6.9% to $8.8 million from $8.2 million for the same period in 1998. Administrative costs have decreased in both the quarterly and six month comparisons primarily due to lower corporate staff costs. These decreases were offset by higher selling costs primarily associated with promotions and commissions in both the quarterly and six month periods ended July 3, 1999 and June 30, 1998.

     Litigation and settlement costs increased 31.5% to $405,000 for the second quarter of 1999 from $308,000 in the comparable period of 1998. Litigation and settlement costs increased 94.8% to $1.3 million for the six month period ended July 3, 1999 from $655,000 for a comparable period in 1998. However, these costs have been reduced significantly from the $870,000 recorded in the first quarter of 1999.

     Given the factors affecting gross margin and selling, general and administrative expenses, and settlement and litigation expenses, operating results decreased to a loss of $123,000 for the second quarter of 1999 from income of $1.6 million in the comparable period of 1998. Operating income decreased to $280,000 for the six months ended July 3, 1999 from $3.0 million for the comparable period in 1998.

     Interest expense increased 54.6% to $334,000 for the second quarter of 1999 from $216,000 in the comparable period of 1998. Interest expense increased 80.9% to $644,000 for the six-month period ended July 3, 1999 from $356,000 for the comparable period in 1998. Interest expense has increased due to increased borrowings for the Florida service center, the stock repurchase program, and the operating credit line.

     Net loss after tax for the second quarter of 1999 was $149,000, a decrease of 117.8% from 1998's second-quarter net income of $838,000. Net loss after tax was $41,000 for the six months ended July 3, 1999, a decrease from net income of $1.8 million in 1998.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter ending September 30.

Liquidity and Capital Resources

     During the six months ended 1999, SMC generated a negative cash flow from operations of $11.5 million while its working capital increased from $9.0 million at December 31, 1998 to $13.3 million at July 3, 1999 (including cash and cash equivalents of $107,000).

     The Company anticipates that its aggregate capital expenditures for 1999 will be approximately $1.0 million. The Company plans to use cash generated from operations and borrowings under its credit arrangements to fund these expenditures.

     The Company has an operating line of credit of $10 million, a real estate line of credit of $8.3 million and a $4.0 million equipment financing line of credit. As of July 3, 1999, $4.5 million was available on the operating line of credit and $600,000 was available on the real estate line of credit. An additional $3.0 million was available on the equipment financing line of credit. Of the amounts outstanding on these three lines of credit, $10.7 million is at the LIBOR interest rate of 6.706% and the remaining amounts are at the prime rate of 8.00%. These amounts are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was in compliance with all covenants and agreements at July 3, 1999.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of July 3, 1999, the Company estimates its total contingent liability under repurchase obligations was approximately $103.5 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

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

     For most of the Company's IT systems, Year 2000 compliance issues have been identified and a remediation plan has been developed. Many of the Company's IT systems have been made Year 2000-compliant or require insignificant costs to become Year 2000 compliant. The Company estimates its costs for software and hardware upgrades to its systems to total approximately $75,000. The Company spent approximately $40,000 for the year ending December 31, 1998 for system upgrades to make its primary IT system Year-2000 compliant. During the three months ended July 3, 1999, the Company spent or committed to spend an additional $20,000.

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

                          Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 13, 1999 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 5,890,099 shares of Common Stock were eligible to vote on the matters presented.

     1. The shareholders elected each of Mathew M. Perlot, Curtis W. Lawler, Connie M. Perlot, Jim L. Traughber, and Lawrence S. Black, by the votes indicated below, to serve on the Company's Board of Directors until the Company's next Annual Meeting of shareholders:

                                                  Shares Against
                             Shares in Favor        or Withheld      Abstentions
-----------------            ---------------      --------------     -----------
Mathew M. Perlot                5,750,074              30,770             0
Curtis W. Lawler                5,748,494              32,350             0
Connie M. Perlot                5,749,674              31,170             0
Jim L. Traughber                5,749,694              31,150             0
Lawrence S. Black               5,750,494              30,350             0

Total Shares Eligible           5,890,099
Total Shares Present            5,780,844

Item 5.  Other Information

     On May 13, 1999 the Company hired Michael R. Jacque to be its President and Chief Operating Officer. Mr. Jacque brings 20 years of experience in both dealer sales and manufacturing of motor coaches and high line bus conversions. In addition, at the August 4, 1999 board meeting, Mr. Jacque was elected as a Director, to serve until the Company's next Annual Meeting of shareholders.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11   Statement of Calculation of Average Common Shares Outstanding

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SMC CORPORATION



Date:  August 12, 1999              By: WILLIAM L. RICH
                                        -------------------------------------
                                        William L. Rich
                                        Chief Financial Officer, SMC Corporation

                                  Exhibit Index


Exhibit
  No.       Description
-------     -----------

  11        Statement of Calculation of Average Common Shares Outstanding

  27        Financial Data Schedule