Form 10-Q
period 1999-10-02
SMC CORP
filed 1999-11-17
CIK 932129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 2, 1999

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

                                 Yes [X] No [ ]

The number of outstanding shares of Common Stock at November 4, 1999: 5,780,599

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                            Page

Part I - Financial Information

    Item 1.  Financial Statements

             Consolidated Balance Sheet - December 31, 1998 and
             October 2, 1999...............................................  3

             Consolidated Statement of Operations - Three Months
             Ended September 30, 1998 and October 2, 1999..................  4

             Consolidated Statement of Operations - Nine Months
             Ended September 30, 1998 and October 2, 1999..................  5

             Consolidated Statement of Changes in Shareholders'
             Equity - Year Ended December 31, 1998 and Nine
             Months Ended October 2, 1999..................................  6

             Consolidated Statement of Cash Flows - Nine Months
             Ended September 30, 1998 and October 2, 1999..................  7

             Notes to Consolidated Financial Statements....................  8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 10

Part II - Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders .......... 14

    Item 5.  Other Information............................................. 14

    Item 6.  Exhibits and Reports on Form 8-K.............................. 14

Signatures................................................................. 15

Exhibit Index.............................................................. 16

                         Part I - Financial Information

Item 1.  Financial Statements

SMC Corporation
Consolidated Balance Sheet
(in thousands)
-----------------------------------------------------------------------------------------------------------
                                                                                December 31,      October 2,
                                                                                       1998            1999
                                                                                -----------     -----------
                                                                                                (unaudited)
Assets
 Current assets:
 Cash and cash equivalents                                                      $     1,310     $       208
 Accounts receivable, net                                                            12,857           6,380
 Inventories (Note 2)                                                                26,715          47,967
 Prepaid expenses and other                                                             530             416
Prepaid  taxes                                                                          897             280
 Deferred tax asset                                                                   3,144           3,144
                                                                                -----------     -----------
      Total current assets                                                           45,453          58,395
Property, plant and equipment, net                                                   20,551          13,949
Intangible assets, net                                                                1,942           1,802
Other assets                                                                             74              51
                                                                                -----------     -----------
     Total assets                                                               $    68,020     $    74,197
                                                                                ===========     ===========
Liabilities and shareholders' equity Current liabilities:
  Notes payable                                                                 $        --     $     7,334
  Current portion of long-term debt                                                     953             357
  Accounts payable                                                                   24,789          23,280
  Product warranty liabilities                                                        3,766           3,776
  Current portion of capital lease obligation                                            19              19
  Accrued liabilities                                                                 6,965           7,053
                                                                                -----------     -----------
     Total current liabilities                                                       36,492          41,819
Long-term debt, net of current portion                                                7,353           8,699
Capital lease obligation, less current portion                                           38              24
Deferred income taxes                                                                   928             928
                                                                                -----------     -----------
     Total liabilities                                                               44,811          51,470
                                                                                -----------     -----------
Shareholders' equity:
  Preferred stock, 5,000 shares authorized, none issued or outstanding                   --              --
  Common stock, 30,000 shares authorized, 5,890 and 5,780 shares issued               9,604           9,033
    and outstanding
 Additional paid-in capital                                                           1,472           1,472
 Retained earnings                                                                   12,133          12,222
                                                                                -----------     -----------
      Total shareholders' equity                                                     23,209          22,727
                                                                                -----------     -----------
Total liabilities and shareholders' equity                                      $    68,020     $    74,197
                                                                                ===========     ===========


               The accompanying notes are an integral part of this
                              financial statement.

SMC Corporation
Consolidated Statement of Operations (unaudited)
(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------


                                                                     Three Months Ended
                                                                  September 30,      October 2,
                                                                          1998            1999
                                                                  ------------    ------------
Sales                                                             $     50,276    $     46,711
Cost of sales                                                           47,483          41,699
                                                                  ------------    ------------
Gross profit                                                             2,793           5,012
Selling, general and administrative expenses                             4,796           4,513
Litigation and settlement costs                                          1,599             705
                                                                  ------------    ------------
Loss from operations                                                    (3,319)           (489)
Interest expense                                                           196             416
Other income (loss), net                                                   505          (1,122)
                                                                  ------------    ------------
(Loss) income before provision for taxes                                (4,020)            217
Income tax (benefit) expense                                            (1,538)             87
                                                                  ------------    ------------
Net (loss) income                                                 $     (2,482)   $        130
                                                                  ============    ============
Net (loss) income per share - basic                               $      (0.38)   $       0.02
                                                                  ============    ============
Net (loss) income per share - diluted                             $      (0.38)   $       0.02
                                                                  ============    ============
Weighted average number of shares - basic                                6,499           5,839
                                                                  ============    ============
Weighted average number of shares - diluted                              6,499           5,841
                                                                  ============    ============


               The accompanying notes are an integral part of this
                              financial statement.

SMC Corporation
Consolidated Statement of Operations (unaudited)
(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------


                                                                      Nine Months Ended
                                                                September 30,        October 2,
                                                                        1998              1999
                                                                ------------      ------------
Sales                                                           $    150,406      $    157,327
Cost of sales                                                        135,738           141,962
                                                                ------------      ------------
Gross profit                                                          14,668            15,365
Selling, general and administrative expenses                          12,984            13,593
Litigation and settlement costs                                        2,254             1,981
                                                                ------------      ------------
Loss from operations                                                    (570)             (209)
Interest expense                                                         552             1,060
Other income (loss), net                                                  91            (1,417)
                                                                ------------      ------------
(Loss) income before provision for taxes                              (1,213)              148
Income tax (benefit) expense                                            (486)               59
                                                                ------------      ------------
Net (loss) income                                               $       (727)     $         89
                                                                ============      ============
Net (loss) income per share - basic                             $      (0.11)     $       0.02
                                                                ============      ============
Net (loss) income per share - diluted                           $      (0.11)     $       0.02
                                                                ============      ============
Weighted average number of shares - basic                              6,495             5,839
                                                                ============      ============
Weighted average number of shares - diluted                            6,519             5,841
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

SMC Corporation
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
(in thousands)
--------------------------------------------------------------------------------------------------------


                                              Common Stock          Additional
                                        -----------------------        paid-in     Retained
                                            Shares       Amount        capital     earnings        Total
                                        ----------   ----------     ----------   ----------   ----------
Balance, December 31, 1997                   6,343   $   10,810     $    1,488   $   11,995   $   24,293
Net income                                      --           --             --          409          409
Common stock issued upon exercise
 of common stock options                       252        1,954             --           --        1,954
Stock repurchase                              (705)      (3,160)           (16)        (271)      (3,447)
                                        ----------   ----------     ----------   ----------   ----------
Balance, December 31, 1998                   5,890        9,604          1,472       12,133       23,209
                                        ----------   ----------     ----------   ----------   ----------
Net income                                      --           --             --           89           89
Stock repurchase                              (110)        (571)            --           --         (571)
                                        ----------   ----------     ----------   ----------   ----------
Balance, October 2, 1999                     5,780        9,033          1,472       12,222       22,727
                                        ==========   ==========     ==========   ==========   ==========


               The accompanying notes are an integral part of this
                              financial statement.

SMC Corporation
Consolidated Statement of Cash Flows (unaudited)
(in thousands)
------------------------------------------------------------------------------------------------------------


                                                                                      Nine Months Ended
                                                                                September 30,      October 2,
                                                                                        1998            1999
                                                                                ------------    ------------
Cash flows from operating activities:
     Net (loss) income                                                          $       (727)   $         89
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Gain on asset disposition                                                    --          (1,340)
             Depreciation and amortization                                             1,565           1,679
             Changes in current assets and liabilities:
             Accounts receivable                                                       1,491           6,477
             Inventories                                                              (7,922)        (21,252)
             Prepaid expenses and other                                               (1,640)            731
             Other assets                                                                 18              23
             Accounts payable                                                          7,720          (1,508)
             Income taxes payable                                                       (405)             (6)
             Accrued liabilities and other obligations                                   668             104
                                                                                ------------    ------------

Net cash provided (used in) by  operating activities                                     768         (15,003)
                                                                                ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                                               (774)           (440)
     Lease abatement                                                                      --           1,104
     Proceeds from sale of equipment                                                      33           5,738
                                                                                ------------    ------------
Net cash (used in) provided by investing activities                                     (741)          6,402
                                                                                ------------    ------------

Cash flows from financing activities:
     Net borrowings on notes payable                                                     347           7,334
     (Repayments) proceeds from long-term debt                                          (969)            750
     Principal payments on capital lease obligation                                      (13)            (14)
     Proceeds from issuance of common stock                                            1,954              --
     Repurchase of common stock                                                       (1,106)           (571)
                                                                                ------------    ------------
Net cash provided by financing activities                                                213           7,499
                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                     240          (1,102)

Cash and cash equivalents, beginning of period                                           103           1,310
                                                                                ------------    ------------

Cash and cash equivalents, end of period                                        $        343    $        208
                                                                                ============    ============


               The accompanying notes are an integral part of this
                              financial statement.

SMC Corporation
Form 10-Q
For the Third Quarter Ended October 2, 1999 (unaudited)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

2.  Inventories

    Inventories by major classification are as follows (in thousands):

                                                 December 31,       October 2,
                                                        1998             1999
                                                 ------------    ------------
         Raw materials                           $     14,982    $     15,337
         Work-in-progress                               8,527          12,186
         Finished goods                                 3,206          20,444
                                                 ------------    ------------
         Total                                   $     26,715    $     47,967
                                                 ============    ============

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

4.  Related Party Transactions

    During the three month and nine month periods ended October 2, 1999, the Company purchased electronic parts for a total amount of $216,000 and $683,000, respectively, from a supplier company that is owned by a principal related to an officer of the Company.

5.  Comprehensive Income

    In June 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income for the three-month and nine-month periods ended September 30, 1998 and October 2, 1999 was net income (loss) of ($2.5 million) and $130,000 and net income (losses) of ($727,000) and $89,000, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, selected consolidated statement of income data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.

                                   Three months ended                               Nine months ended
                               September 30,    October 2,  Percentage change   September 30,    October 2,  Percentage change
                                       1998          1999   in dollar amounts           1998          1999   in dollar amounts
                               ------------   -----------   -----------------   ------------   -----------   -----------------
Sales                                100.0%         100.0%        (7.1)%               100.0%        100.0%          4.6%
                                 ---------      ---------                          ---------     ---------
Cost of sales                         94.4           89.3        (12.2)                 90.2          90.2           4.6
                                 ---------      ---------                          ---------     ---------
Gross profit                           5.6           10.7         79.0                   9.8           9.8           4.8
Selling, general and
  administrative expenses              9.0           10.3          6.3                   8.6           8.6           4.7
Litigation and
   settlement costs                    3.2            1.5        (55.9)                  1.5           1.3         (12.1)
                                 ---------      ---------                          ---------     ---------
Income (loss)from operations          (6.6)          (1.1)       (85.3)                 (0.4)         (0.1)        (63.3)
Interest expense                       0.4            0.9        112.2                   0.4           0.7          92.0
Other expense (income)                 1.0           (2.4)      (322.2)                 (0.1)         (0.9)      (1657.1)
                                 ---------      ---------                          ---------     ---------
Pretax income (loss)                  (8.0)            .4       (105.4)                 (0.8)          0.1        (112.2)
Income tax expense (benefit)          (3.1)            .2       (105.7)                 (0.3)          0.0        (112.2)
                                 ---------      ---------                          ---------     ---------
Net income                            (4.9)%           .2%      (105.2)%                (0.5)%         0.1%       (112.2)%
                                 =========      =========                          =========     =========

     Sales decreased 7.1% to $46.7 million for the third quarter of 1999 from $50.3 million for the comparable period in 1998. For the nine months ended October 2, 1999, sales increased 4.6% to $157.3 million from $150.4 million for the comparable period in 1998. Sales were lower in July and August, but rebounded in September. The primary reason sales declined during the third quarter was a decline in sales at the retail level late in the second quarter and continuing into the first half of the third quarter. The Company believes that industry retail sales for all high end luxury coaches declined during this same period. Retail sales recovered in August and September and the Company's sales in September 1999 were higher than in September 1998.

     Gross profit margin for the quarter ended October 2, 1999 increased 79.0% to $5.0 million from $2.8 million in the comparable period in 1998, and increased as a percentage of sales from 5.6% to 10.7%. The higher margin performance was the result of improvements in operations made primarily at the Safari facility.

     Selling, general, and administrative expenses increased 6.3% to $4.8 million for the quarter ended October 2, 1999 from $4.5 million for the comparable period of 1998. For the nine-month period ended October 2, 1999, selling, general, and administrative costs increased 4.7% to $13.6 million from $12.9 million for the same period in 1998. Selling costs have increased in both the quarterly and nine month comparisons primarily due to higher costs associated with shows, dealer incentives, and promotional materials. There were additional marketing costs with the introduction of the Company's newest model, the Solitaire. Improvements in administrative costs have continued and are reflected in significantly lower staffing costs.

     Litigation and settlement costs decreased 55.9% to $705,000 for the third quarter of 1999 from $1.6 million in the comparable period of 1998. Litigation and settlement costs decreased 12.1% to $2.0 million for the nine month period ended October 2, 1999 from $2.3 million for a comparable period in 1998.

     Given the factors affecting gross margin and selling, general and administrative expenses, and settlement and litigation expenses, operating results increased, comparing a loss of $489,000 for the third quarter of 1999 from a loss of $3.3 million in the comparable period of 1998. An operating loss of $209,000 for the nine months ended October 2, 1999 reflects a 63.3% improvement compared to the operating loss of $570,000 for the comparable period in 1998.

     Interest expense increased 112.2% to $416,000 for the third quarter of 1999 from $196,000 in the comparable period of 1998. Interest expense increased 92.0% to $1.1 million for the nine-month period ended October 2, 1999 from $552,000 for the comparable period in 1998. Interest expense has increased due to increased borrowings for the Florida service center, the stock repurchase program, and the operating credit line which was significantly higher due to increased inventories.

     Net income after tax for the third quarter of 1999 was $130,000, an increase from 1998's third-quarter net loss of $2.5 million. Net income after tax was $89,000 for the nine months ended October 2, 1999, an increase from the net loss of $727,000 in 1998.

Liquidity and Capital Resources

     During the nine months ended October 2, 1999, SMC generated a negative cash flow from operations of $15.0 million, while its working capital increased from $6.4 million at September 30, 1998 to $16.6 million at October 2, 1999 (excluding cash and cash equivalents of $343,000 and of $208,000, respectively). The change in working capital is largely the result of the $17 million increase in finished goods inventory. The Company has commenced a very aggressive marketing campaign to reduce its finished goods inventory to more historical levels by year end. The Company expects this campaign to move these inventories without a significant margin reduction. The Company has also repositioned some of its finished goods with certain dealers and provided an incentive program to profitably sell these units.

     The Company anticipates that its aggregate capital expenditures for 1999 will be approximately $3.6 million. The Company plans to use cash generated from operations, borrowings under its credit arrangements, and long term lease obligations to fund these expenditures.

     The Company has an operating line of credit of $10 million, a real estate line of credit of $10.2 million and a $4.0 million equipment financing line of credit. As of October 2, 1999, $2.6 million was available on the operating line of credit and $2.5 million was available on the real estate line of credit. The full amount of $4.0 million was available on the equipment financing line of credit. Of the amounts outstanding on these three lines of credit, $10.7 million is at the LIBOR based interest rate of 7.446% and the remaining amounts are at the prime rate of 8.25%. These amounts are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was in compliance with all covenants and agreements at October 2, 1999.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of October 2, 1999, the Company estimates its total contingent liability under repurchase obligations was approximately $97.2 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. As a result computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company has completed its evaluation of both information technology systems ("IT") and non-IT systems to determine Year 2000 compliance. Non-IT systems typically include embedded technology such as microcontrollers.

     For most of the Company's IT systems, Year 2000 compliance issues have been identified and a remediation plan has been developed. Many of the Company's IT systems have been made Year 2000-compliant or require insignificant costs to become Year 2000 compliant. The Company estimates its costs for software and hardware upgrades to its systems to total approximately $80,000. The Company spent approximately $40,000 for the year ended December 31, 1998 for system upgrades to make its primary IT system Year-2000 compliant. During the three months ended October 2, 1999, the Company spent or committed to spend an additional $20,000.

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

     At this time, the Company believes total costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to the Company's internal systems, will not have a material impact on the Company's results of operations or financial condition. While the Company expects that the Year 2000 will not pose significant operational problems, delays in the installation of the new systems or upgrades to existing systems, or a failure of its vendors, customers or financial institutions to become Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations. To date, all critical systems that have been tested have performed adequately. The remaining critical systems are being tested and the Company expects no adverse impact.

                           Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         11   Statement of Calculation of Average Common Shares Outstanding

         27   Financial Data Schedule

    (b)  Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Registrant during the quarter ended October 2, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SMC CORPORATION



Date:  November 17, 1999               By: WILLIAM L. RICH
                                           -------------------------------------
                                           William L. Rich
                                           Chief Financial Officer,
                                           SMC Corporation

                                  Exhibit Index


Exhibit
   No.        Description
-------       -----------

   11         Statement of Calculation of Average
              Common Shares Outstanding

   27         Financial Data Schedule