Form 10-Q/A
period 1999-10-02
SMC CORP
filed 1999-12-13
CIK 932129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                                Amendment No. 1


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

Signatures................................................................. 10

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

SMC Corporation
Consolidated Statement of Operations (unaudited)
(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------


                                                                     Three Months Ended
                                                                  September 30,      October 2,
                                                                          1998            1999
                                                                  ------------    ------------
Sales                                                             $     50,276    $     46,711
Cost of sales                                                           47,483          41,699
                                                                  ------------    ------------
Gross profit                                                             2,793           5,012
Selling, general and administrative expenses                             4,513           4,796
Litigation and settlement costs                                          1,599             705
                                                                  ------------    ------------
Loss from operations                                                    (3,319)           (489)
Interest expense                                                           196             416
Other income (loss), net                                                   505          (1,122)
                                                                  ------------    ------------
(Loss) income before provision for taxes                                (4,020)            217
Income tax (benefit) expense                                            (1,538)             87
                                                                  ------------    ------------
Net (loss) income                                                 $     (2,482)   $        130
                                                                  ============    ============
Net (loss) income per share - basic                               $      (0.38)   $       0.02
                                                                  ============    ============
Net (loss) income per share - diluted                             $      (0.38)   $       0.02
                                                                  ============    ============
Weighted average number of shares - basic                                6,499           5,839
                                                                  ============    ============
Weighted average number of shares - diluted                              6,499           5,841
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


                                       SMC CORPORATION



Date:  December 10, 1999               By: WILLIAM L. RICH
                                           -------------------------------------
                                           William L. Rich
                                           Chief Financial Officer,
                                           SMC Corporation