Form 10-K
period 1999-12-31
SMC CORP
filed 2000-03-30
CIK 932129

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1999 or

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

                         Registrant's telephone number,
                       including area code: (541) 389-1144


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

     Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 15, 2000: $6,061,196. For purposes of this calculation, officers and directors are considered affiliates.

     Number of shares of Common Stock outstanding at March 15, 2000: 5,780,599.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         Part of Form 10-K into
Document                                                   which incorporated
--------                                                   ------------------
Proxy Statement for 2000 Annual
  Meeting of Shareholders                                       Part III

                                TABLE OF CONTENTS

ITEM OF FORM 10-K                                                           PAGE
-----------------                                                           ----
PART I....................................................................    1

Item 1       Business.....................................................    1

Item 2       Properties...................................................   14

Item 3       Legal Proceedings............................................   15

Item 4       Submission of Matters to a Vote of Security Holders..........   15

Item 4(a)    Executive Officers of the Registrant.........................   15

PART II...................................................................   17

Item 5       Market for the Registrant's Common
             Equity and Related Shareholder Matters.......................   17

Item 6       Selected Financial Data......................................   18

Item 7       Management's Discussion and Analysis
             of Financial Condition and Results of Operations.............   20

Item 7(a)    Quantitative and Qualitative Disclosures
             About Market Risk............................................   25

Item 8       Financial Statements and Supplementary Data..................   25

Item 9       Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................   25

PART III..................................................................   26

Item 10      Directors and Executive Officers of
             the Registrant...............................................   26

Item 11      Executive Compensation.......................................   26

Item 12      Security Ownership of Certain Beneficial
             Owners and Management........................................   26

Item 13      Certain Relationships and Related Transactions...............   26

PART IV...................................................................   27

Item 14      Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K......................................   27

SIGNATURES................................................................   30

PART I

ITEM 1.  BUSINESS

INTRODUCTION

SMC Corporation (SMC or the Company) is one of the largest manufacturers of high-line motor coaches in the United States. SMC was incorporated in Oregon in 1986 and production operations began in 1987. In 1998, SMC relocated its headquarters to Bend, Oregon from Harrisburg, Oregon and now has six operating subsidiaries. The Company's executive offices are located at 20545 Murphy Road, Bend, Oregon, 97701, and its telephone number is (541) 389-1144. The subsidiaries of the Company are Safari Motor Coaches, Inc. (Safari), Magnum Manufacturing, Inc. (Magnum), Beaver Motor Coaches, Inc. (Beaver), Electronic Design & Assembly, Inc. (ED&A), Composite Technologies, Inc. (CTI), and Harney County Operations, Inc. (HCO). Safari and Magnum are located in Harrisburg, Oregon; Beaver and ED&A are located in Bend, Oregon; and CTI and HCO are located in Hines, Oregon.

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

This select segment was targeted from SMC's founding and the Company rapidly grew to become a leader in the luxury market. Mathew Perlot, SMC's founder and Chief Executive Officer, considered this market particularly attractive - anticipating the aging of the "baby boomers" and believing that this maturing, affluent group would provide growing support for this product. The initial product included coaches ranging from 30 to 34 feet and retailed for about $100,000. Over the next several years SMC expanded its product offerings to both higher and lower price points, to include coaches ranging in length from 24 to 45 feet, and with retail prices ranging from $70,000 to $699,000.

Magnum began production of chassis for Safari products in 1993 and has since expanded operations to provide chassis for seven of the eight model lines of Safari and Beaver products. By manufacturing chassis specially designed for applications in the recreational vehicle (RV) industry, the Company believes it has quality, ride and cost advantages over competitors that do not build their own chassis. In 1997, a new chassis was developed for the Beaver Marquis. Previously, the Marquis was constructed on a purchased Gillig brand chassis. Gillig ceased production of the chassis in 1997. Magnum acquired the rights to manufacture the chassis from Gillig and, after making some modifications for the Marquis' specific requirements, now produces the chassis at a lower overall cost to the Company. Magnum now produces the new chassis for all of the Company's models except the Trek and Class C models, resulting in significant overall costs savings to the Company.

SMC acquired the Beaver brand names and production facilities in 1994. At that time the Beaver product ranged in retail price from $180,000 to $350,000. The line has since been broadened to include a lower-priced coach, the Monterey. In 1999, Beaver introduced the Amethyst Marquis, a 42 foot tag axle coach that retails for over $400,000. This expansion of product offerings has enabled Beaver to expand distribution of its products.

In 1999, the Solitaire, a bus conversion product, was also introduced. Its features are similar to those found in luxury buses and it carries a starting retail price of $672,000.

In 1996, the Company began to seek product opportunities in the lower-priced segment of the recreational vehicle industry when it entered the Class C market through acquisition of a facility in the Midwest. The Company continued its penetration into the upper range Class C market in 1997 through its operations at HCO and the introduction of a Safari brand Class C motor coach. This model has retail prices ranging from $66,000 to $85,000. In 1998 the Company introduced the Desperado, another Class C model, as the Company continues to expand in the Class C market. Although the Company's primary market focus remains the high-line luxury motor coaches on which it built its foundation, the Company plans to continue to develop this segment of its business.

Also, at the HCO facility, the Renegade, a new Class A motor coach, was introduced in 1998. With retail prices starting at $137,000, the Renegade was targeted toward the entry-level of the Class A market -- buyers that are value-oriented but still demanding features and quality. Products in this segment of the market have become very popular. In 1999, the Company upgraded the Renegade and introduced the Riata as the entry level product at HCO. The Riata retails in the $129,000 to $137,000 range. The production facility is located in Hines, Oregon and has ample production capacity to meet expected demand for both the Renegade and Riata as well as the Class C production.

At the Beaver facility, the newly designed Contessa Class A model was introduced in December 1997. The Contessa had been a Beaver product before the Company acquired Beaver in 1994, but had been dormant since that time. Priced below the existing Patriot model but above the Monterey, the Contessa has been resurrected with a new design and feature set that has been widely accepted. In 1999, the company introduced the Amethyst Marquis as the top level Class A motorhome as well as the ultra luxurious Solitaire designed to compete in the bus conversion market.

At the Safari facility, a new Class A model, the Zanzibar, was introduced in June 1998. Additionally, the Cheetah was introduced in late 1999 as an entry level diesel motorhome similar in concept to the Riata, but designed with the distinction of a Safari brand product.

In 1998, the Company opened a service center facility in Tampa, Florida to provide better, more timely, and cost effective customer service. This service center operation is a branch of the existing service centers located in Harrisburg and Bend, Oregon.

INDUSTRY BACKGROUND

Recreational vehicles encompass a wide range of mobile housing options, including folding camping trailers, van conversions, truck campers, fifth wheel trailers, Class A, B and C motor coaches, and bus conversions. The retail prices of these vehicles range from under $3,000 for the simplest folding camping trailer to over $1.2 million for the most expensive bus conversion. The Recreational Vehicle Industry Association (RVIA) has reported that one in ten households in the U.S. owns a recreational vehicle, resulting in a total ownership of approximately nine million recreational vehicles.

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


                                                  1995     1996     1997     1998     1999
                                                   (In thousands, except percentage data)
UNIT SHIPMENTS FROM MANUFACTURERS TO DEALERS:

  All recreational vehicles                       475.2    466.8    438.8    441.3    473.8

  All motor coaches                                52.8     55.3     55.0     63.5     71.6

  Class A motor coaches                            33.0     36.5     37.6     42.9     49.4

UNIT RETAIL SALES AND MARKET SHARE DATA:
  High-line motor coaches                           3.9      4.2      4.4      4.1      4.5

  SMC percentage of high-line market:*             24.5%    29.1%    27.6%    25.3%    22.6%
                                                   ====     ====     ====     ====     ====

* Includes sales for both Safari and Beaver motor coaches (excluding Trek) for all years.

SMC focuses primarily on the high-line segment of the Class A motor coach market. Class A motor coaches incorporate kitchen, sleeping and bathroom facilities built on a self-powered chassis. The term "high-line motor coach" is virtually synonymous with "diesel pusher." For reasons of cooling and drive train engineering, almost all motor coaches are powered either by a gasoline engine mounted in the front or a diesel engine mounted in the rear. Diesel pushers are more expensive, but can be built at greater lengths and are generally more powerful. Thus most high-line coaches are diesel pushers - with horse power ratings over 300, and at this time nearly all high-line diesel pushers retail for over $150,000.

All of SMC's products except the Trek and the Class C units are high-line coaches with retail prices over $150,000. Although the Trek shares many high-line features of the Company's other models, its retail price ranges from $86,000 to $107,000, and it is therefore excluded from market data compiled for high-line products. The Desperado is a Class C motor coach with retail prices ranging from $61,000 to $80,000. The Safari Class C price ranges from $66,000 to $85,000.

The high-line segment of the Class A RV market has seen consistent growth since 1989, and in recent years this market has attracted many other companies. Many "mainstream" RV builders, such as Fleetwood, Winnebago, and Coachmen, have developed offerings in this market. Meanwhile, some luxury builders, such as Monaco Coach and Country Coach, have broadened their product lines. Others are merging into larger conglomerates, Beaver Coaches was acquired by SMC in 1994, Holiday Rambler was purchased by Monaco Coach in early 1996, and Country Coach was acquired by National RV Holdings in late 1996.

Several long-term trends favor the luxury segment of the RV industry. The most significant indicator of future growth potential is the change in RV-owner demographics. Households between 45 and 64 years old form the principal market for luxury RVs. As the "baby-boom" generation ages, this demographic group is expected to increase to 27% of the U.S. population by the year 2010. The Company believes that on average this generation is expected to retire earlier and have more discretionary income than preceding generations, which is expected to provide a growing base for RV sales.

This trend is also reflected in the substantial increase in the number and quality of facilities available for RV use and in companies serving the RV market. The increased availability of accessories and facilities will continue to make the RV lifestyle more attractive.

Three other factors also have a lesser impact on the RV industry:

FUEL AVAILABILITY AND PRICE STABILITY

Diesel fuel has been relatively abundant and inexpensive since the beginning of the 1980's. The Company believes the needs of the transportation industry for diesel fuel may contribute to continued availability and pricing stability. All of the Company's Class A motor coaches are powered by diesel engines. Consequently, an interruption in the supply or a significant increase in the price of or tax on the sale of diesel fuel on a regional or national basis could have a material adverse effect on the Company's results of operations. The Company believes that recent price increases in diesel fuel in late 1999 and into 2000 have not had an impact on the highline segment of the industry. There is no assurance that the supply of diesel fuel will continue uninterrupted, that rationing of diesel fuel will not be imposed, or that the price of or tax on diesel fuel will not significantly increase in the future.

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

SALES AND MARKETING

SMC has three distinctive brands that are marketed through separate dealer networks. (Sales of Class C motor coaches to date have not been a significant part of the Company's business.) The Beaver, Safari, and Harney products are differentiated to help increase total penetration of the high-line market. The Beaver product is marketed as an upscale luxury RV. Its fiberglass wall construction, air suspension, and "classic" RV styling places the Beaver models near the top of high-line coaches. The Safari product is designed for a midrange luxury customer. Its aluminum exterior is unique in this market, and innovations such as the Velvet-Ride(TM) Suspension and power disk brakes further separate the Safari from the rest of the luxury RV market. The Harney product is designed to attract entry level and first time buyers in the Class A luxury market. While it incorporates several luxury features into its design, the use of more economical materials and assembly methods allow a more practical price.

The Company markets its products through independent dealers throughout the United States and Canada. Few dealers carry both the Safari and Beaver brand products. SMC has made dealer development a priority, because it believes that an expanded dealer base results in greater retail sales exposure and ultimately more retail sales volume. Total Class A dealer locations were 87, 94, and 104 as of December 31, 1997, 1998 and 1999 respectively.

The Company grants exclusive distribution rights to a dealer within a geographic region. Dealers are selected based on location, financial stability, marketing expertise, sales history, integrity and repair and service capability. The Company provides a variety of support services to its dealers, including promptly supplied product literature, display materials and space rental subsidies at trade shows and exhibitions, and a dealer newsletter with updates on product development and other product information. The Company offers training and technical support to dealer salespeople through its in-house "university" programs. The Company representatives visit dealers on a regular basis for sales training and assistance.

The Company focuses its advertising on consumer publications which emphasize the RV lifestyle. In 1995, the Company consolidated its media production in-house to control costs and quality. In-house media development has also added flexibility and responsiveness to the process, which frequently involves "rush" jobs to take advantage of market opportunities.

A key part of the Company's marketing effort is the sponsorship and active promotion of the Safari International and the Beaver Ambassador Club, both of which are active clubs for owners of Safari and Beaver products, respectively. Members of these groups socialize, discuss common experiences and enjoy motor coaching activities together, thus helping to build customer loyalty and enthusiasm. The Company publishes quarterly newsletters for members of the owners' clubs, as well as a quarterly magazine, the "Rendezvous," which is circulated to owners, prospective purchasers, suppliers, dealers and employees. In addition, the Company annually sponsors "homecoming" rallies at the Safari and Beaver factories, open to all Safari and Beaver coach owners.

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

The Company takes several steps to reduce its exposure to coach repurchase risk. A dealer is typically required to make periodic payments of principal, referred to as a "curtailment," to the flooring financing institution commencing in the seventh month after purchase of the coach. A coach manufacturer may waive these curtailment payments at the request of a dealer under certain circumstances, but the Company generally will not do so unless the dealer owes no more than 90% of the wholesale price of the coach. The Company also monitors the inventory levels and financial circumstances of its dealers through reports generated by the flooring institutions and through frequent contact by its sales personnel with the dealers. The Company believes, however, that its most fundamental protection against significant loss due to repurchase obligations is the production and marketing of motor coaches that are sufficiently popular to enable the Company quickly to resell, at satisfactory prices, any coaches it may be required to repurchase. In 1997, 1998, and 1999, the Company repurchased a total of 8, 8, and 3 motor homes respectively under the requirements of the repurchase obligations. No significant losses were incurred upon the subsequent resale of the motor homes.

In 1999, one dealer accounted for 12% of net sales. This same dealer accounted for 14% of net sales in 1998, and for 12% of net sales in 1997. For 1997, sales to one other motor coach dealer accounted for approximately 10% of net sales.

PRODUCT INFORMATION BY SUBSIDIARY

SOLITAIRE

The Solitaire was introduced in the third quarter of 1999. It is built on Magnum monocoque chassis and has a tag axle design. The coach measures forty five feet in length and is by far the most luxurious product produced by SMC. With a retail price ranging from $672,000 to $699,000, it is designed to compete with luxury bus conversions. The amenities of the Solitaire are similar to those found in luxury buses retailing in excess of $1 million. This product is a limited production model and will be manufactured at the Beaver facility.

BEAVER

MARQUIS

The Marquis is positioned at the top of the Beaver product line. With retail prices of over $410,000, it is one of the most expensive and luxurious motor coaches in production today. The Marquis has traditionally been the most visible and best recognized of the Beaver models. The Marquis motor coach was further upgraded in 1997 to its current ultra-luxury position. As part of this strategy, production of the Marquis was slowed and a craftsman-intensive team production program was developed to produce each vehicle. New cabinet technologies were introduced, allowing the use of exotic veneers and richer lacquers. The Marquis is now positioned as a prestige product. Previously built on a chassis supplied by an outside supplier, in 1997 the Company began building the Marquis on a chassis developed by Magnum at an overall cost savings for the Company. In 1999, the Company introduced the Amethyst Marquis which is a forty two foot, tag axle model carrying the most features and highest price of any Marquis.

PATRIOT

In July 1995, SMC introduced the 1996 Patriot on the all-new Magnum B-Series chassis. This new Magnum chassis replaced a chassis from an outside chassis vendor used since the Patriot model was introduced in 1992. The Patriot model has a retail price ranging from $229,000 to $313,000, depending upon options which include the upgraded Thunder option which features a powerful 425-horsepower engine and a heavy-duty transmission. Since the Marquis upgrade in 1997, the Patriot has successfully filled the niche of the original Marquis product.

CONTESSA

In 1997, the Company introduced the completely redesigned Contessa, which had been a Beaver model prior to the acquisition of Beaver in 1994. The Contessa is a high-end coach powered by a 330-horsepower engine which retails from $204,000 to $244,000, depending upon options.

MONTEREY

The Monterey was the first all-new Beaver product since the acquisition of Beaver in 1994. Retailing from $172,000 to $211,000, depending upon options, the Monterey provides Beaver with a product priced for broader appeal. An air-ride option has been developed to provide the traditional RV owner an alternative which is typically seen in high-line motor coaches.

SAFARI

CONTINENTAL

The Continental is the flagship product from Safari. Its design and technology features include disk brakes, Magnum Intellidrive computerized monitoring display, and Magnum Air Chassis all as standard equipment. The coach is driven by a 330hp Caterpillar engine and features an Allison MD3030 transmission with six forward speeds and two overdrives. The Continental retails from $241,000 to $308,000, depending upon options, including the Panther option which features a powerful 425-horsepower engine and a heavy-duty transmission.

SERENGETI AND IVORY

As the oldest of the Safari brand names, the Serengeti has been a core Safari product since its introduction in 1988. The Serengeti retails from $204,000 to $257,000, depending upon options, and its sibling, the Ivory model, occupies the higher end of that price range.

SAHARA

The Sahara model was introduced in 1993 and then repositioned in 1994 to stand as a value-oriented luxury coach. The Sahara model retails from $161,000 to $204,000, depending upon options. The product provides many of the features of the Serengeti and Ivory at a lower cost to the customer.

ZANZIBAR

The Zanzibar was introduced in 1998. The standard equipment offers an array of features found on higher priced models, but at an entry level price. It is constructed on the Magnum `R' chassis. The Zanzibar model retails from $152,000 to $174,000, depending on the options. This model has quickly become one of Safari's best sellers.

CHEETAH

In late 1999, this new Class A diesel pusher model was introduced to compete as an entry level product retailing in the $130,000 to $135,000 range. Market analysis indicates that a strong demand exists for an entry level diesel pusher as more consumers enter the RV market and those already owning gas RVs seek the enhanced performance of a diesel pusher product. This product is built on BF Goodrich's Torsilastic suspension system that is otherwise available on bus conversions in the $1 million retail price range.

TREK

The Trek is constructed on a Workhorse chassis powered by a gasoline engine. As the lowest priced SMC Class A motor coach, it is intended to acquaint new customers with SMC's products and attract them to the RV lifestyle. Equipped with SMC's patented Electro-Majic bed, the Trek occupies a niche in the otherwise competitive gas coach market. The Trek retails from $86,000 to $107,000, depending upon options.

HARNEY COUNTY OPERATIONS (DBA HARNEY COACH WORKS)

SAFARI CLASS C AND DESPERADO

The Safari Class C and the Desperado are both constructed on a gasoline powered Ford or Chevrolet van chassis. The first sales of the Safari Class C were made in 1997 and initial sales of the Desperado were in 1998. These units retail from $61,000 to $85,000, depending upon options, and occupy the high-end of the Class C motor home market.

RENEGADE CLASS A

The Renegade is constructed on Magnum `R' series chassis with a Cat
330hp engine. Shipments began in January 1998. In 1999, the Renegade was upgraded and now retails from $137,000 to $159,000. The Renegade is still targeted to the expanding entry level Class A market which offers many features of the higher-line models, but at a more affordable pricing structure.

RIATA

In late 1999, this new Class A diesel pusher model was introduced to compete as an entry level product retailing in the $129,000 to $137,000 range. Similar to the Cheetah, the Riata's design is distinct to the products made at the Harney works. Market analysis indicates that a strong demand exists for an entry level diesel pusher as more consumers enter the RV market and those already owning gas RVs seek the enhanced performance of a diesel pusher product. The Riata's 300hp engine and six speed transmission are significant features not available in competitive coaches.

BACKLOG

Motor coach dealers, particularly those with a relatively large sales volume, from time to time indicate to motor coach manufacturers the number of coaches they expect to purchase in the following months. While the Company regularly receives such indications, the Company includes in its backlog only purchase orders it has received that are sufficiently complete as to specifications (color, floor plan, options, etc.) to permit the Company to schedule production of the coach. Consequently, backlog generally represents orders for coaches scheduled to be manufactured and shipped in the following 45 to 60 days. The Company's backlog at December 31, 1999 was $24.4 million, compared to backlog of $12.8 million at December 31, 1998. Backlog can fluctuate substantially as the result of the receipt of purchase orders in connection with various major motor coach shows and rallies, which are not held at even intervals throughout the year. Consequently, and because orders are generally cancelable without penalty, the amount of backlog at any date is not necessarily indicative of sales in future periods. To date, order cancellations have not been material.

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

The Company offers a one-year or 12,000-mile warranty, whichever occurs first, on all coaches. Customers have the option to purchase extended warranties, written by others, from Company dealers. The Company's warranty covers all manufacturing-related problems and parts and system failures. Repairs are made at a Company owned service facility or by one of the Company's dealers or authorized service centers. In addition to the Company's warranty, the chassis, drive train, engine and transmission are covered by separate warranties offered by the manufacturers of those components, or by the Company on the chassis manufactured by its Magnum Manufacturing subsidiary. The Company's warranty on the Magnum chassis and drive train is for three years or 36,000 miles, whichever occurs first. Appliances in the coaches are covered by the warranties of manufacturers of those items.

The Company maintains toll-free telephone lines for customers to call with repair or operating questions or problems. Although many questions can be resolved by telephone, the Company often refers the customer to a local dealer or repair facility for additional assistance.

The Company opened a 24-bay service center in Harrisburg in November 1995 to better serve its customers. In late 1998, the Company purchased a service center in Tampa, Florida and moved its service activities from a smaller leased facility in that area. The Company also operates a service center adjacent to its Beaver manufacturing facility in Bend, Oregon.

MANUFACTURING

The Company uses current production techniques in its coach manufacturing process. These techniques emphasize teamwork, include significant input from worker teams and employ just-in-time inventory controls to improve product quality and manufacturing efficiencies. Recently, the Company adopted a "Kaizen" or continuous improvement approach at its facilities that emphasizes safety, quality, and productivity.

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

Upon completion of the manufacturing process, each coach undergoes a thorough inspection and test drive. Any problems discovered are corrected prior to shipment.

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

PRODUCT DESIGN AND PATENTS

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

The Company believes it is in compliance with applicable laws relating to the manufacture and operation of motor coaches and operations of its manufacturing facilities. There is no assurance, however, that future governmental regulations will not be more stringent, and that compliance with those regulations will not require the Company to incur additional cost.

EMPLOYEES

At December 31, 1999 the Company had 1,520 full-time employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.

ITEM 2.  PROPERTIES

The Company's Safari and Magnum manufacturing facilities are located in Harrisburg, Oregon on property owned by the Company. The Safari manufacturing facility consists of buildings totaling 163,000 square feet on 16 acres, with 11,300 square feet of office space and 151,700 square feet of manufacturing space. The Magnum manufacturing facility consists of four buildings with a combined size of approximately 93,000 square feet on 12 acres. The Company's Beaver manufacturing facility and corporate headquarters are located in Bend, Oregon and consist of buildings totaling 124,700 square feet on 11.3 acres that are leased on a long-term basis. In January 1996, the Company purchased a 172,000 square foot building on 16 acres in Hines, Oregon to meet future production requirements. The Company leases a 13,000 square foot facility in Bend, Oregon where ED&A operates. The present lease has an option to renew through December of 2005.

The Company also owns a 39,000 square foot facility on 5 acres in Tampa, Florida where it operates a service center and leases about 12,000 feet of this facility to an RV dealer. The Company also leases a facility in Bend, Oregon as a service center. Its service center in Harrisburg, Oregon is located on the Magnum Manufacturing property.

The Company believes its existing office and service facilities are sufficient to meet company needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising out of its operations in the normal course of business, including claims under the "lemon laws" of various states. In 1997, 1998, and 1999, the costs of all claims including legal fees were $1.4 million, $2.9 million, and $2.8 million respectively. The Company establishes a reserve for a case when a judgement has been entered and the company appeals that judgement. Due to the inconsistencies of state laws and judicial interpretations of these laws, the Company can not anticipate which cases where it will prevail. As such, the Company often seeks to resolve these matters before litigation takes place.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company as of March 15, 2000.

NAME                  AGE    POSITION
----                  ---    --------
Mathew M. Perlot      63     Chief Executive Officer and Chairman of the Board

Michael R. Jacque     42     President and Chief Operating Officer

William L. Rich       45     Vice President of Finance and
                             Chief Financial Officer

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

MICHAEL R. JACQUE joined the Company as President in June 1999. Prior to joining the Company, Mr. Jacque served, concurrently, as the President and a major shareholder of

Marathon Coach, Incorporated, the largest bus converter in the U.S., from 1988-1993 and as General Manager at Guaranty RV, one of the largest single point RV dealers in the United States between 1980 and 1995. Mr. Jacque graduated summa cum laude with a BA in Psychology from the University of Oregon. He will complete the requirements for a law degree from the University of Oregon Law school and will receive his J.D. in May 2000.

WILLIAM L. RICH joined the Company as Vice President of Finance and Chief Financial Officer in November 1998. Prior to joining the Company, Mr. Rich served as Vice President of Finance and Administration at Marus Dental International, a subsidiary of the Henry Schein Corporation. Prior to that, Mr. Rich held senior financial positions at manufacturing companies in the Midwest. Mr. Rich obtained his B.S. degree in Business from Miami University (Ohio) and MBA from the University of North Texas. Mr. Rich is a CPA and CMA.

                                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market System since January 20, 1995 under the symbol SMCC. Information with respect to the high and low sales prices for the Common Stock is set forth on page F-18.

At March 15, 2000 there were 87 shareholders of record of the Company's Common Stock and 5,780,599 shares were outstanding. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

The Company did not pay any dividends in 1999 or 2000. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1999 have been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

                                                       YEAR ENDED DECEMBER 31
                                      ----------------------------------------------------------
                                         1995        1996         1997        1998       1999
                                      ---------    ---------   ---------   ---------   ---------
                                       (In thousands, except per share and other operating data)
STATEMENT OF INCOME DATA:
Sales                                 $ 148,189    $ 200,835   $ 203,019   $ 217,485   $ 215,540
Cost of sales                           128,846      174,457     175,809     195,405     194,127
                                      ---------    ---------   ---------   ---------   ---------
Gross profit                             19,343       26,378      27,210      22,080      21,413
Selling, general and administrative
   expenses                              11,702       16,668      17,968      17,610      18,099
Restructuring expense                      --          2,392        --          --          --
Litigation and settlement costs            --            933       1,385       2,849       2,808
                                      ---------    ---------   ---------   ---------   ---------
Income from operations                    7,641        6,385       7,857       1,621         506
Other expense                               774          418         813         940         155
                                      ---------    ---------   ---------   ---------   ---------
Income before provision for
   income taxes                           6,867        5,967       7,044         681         351
Provision for income taxes(1)             1,926        2,384       2,798         272         110
                                      ---------    ---------   ---------   ---------   ---------
Net income                            $   4,941    $   3,583   $   4,246   $     409   $     241
                                      =========    =========   =========   =========   =========
Net income per share - basic          $     .76    $     .55   $     .65   $     .06   $     .04
                                      =========    =========   =========   =========   =========
Net income per share - diluted        $     .74    $     .54   $     .65   $     .06   $     .04
                                      =========    =========   =========   =========   =========
Weighted average shares outstanding
   basic                                  6,469        6,563       6,506       6,429       5,825
                                      =========    =========   =========   =========   =========
Weighted average shares outstanding
   diluted                                6,647        6,661       6,507       6,429       5,825
                                      =========    =========   =========   =========   =========
PRO FORMA STATEMENT OF
INCOME DATA:
Income before provision for
   income taxes                       $   6,867          N/A         N/A         N/A         N/A
Pro forma provision for income
   taxes (1)                              2,612          N/A         N/A         N/A         N/A
                                      ---------
Pro forma net income (1)              $   4,255          N/A         N/A         N/A         N/A
                                      =========
Pro forma net income per
   share - basic (1)(2)               $     .66          N/A         N/A         N/A         N/A
                                      =========
Pro forma net income per
   share - diluted (1)(2)             $     .64          N/A         N/A         N/A         N/A
                                      =========
Pro forma common shares - basic (2)       6,469          N/A         N/A         N/A         N/A
                                      =========
Pro forma common shares -
    diluted (2)                           6,647          N/A         N/A         N/A         N/A
                                      =========
OTHER OPERATING DATA:
Coaches sold                              1,405        1,859       1,765       1,706       1,584

                                            DECEMBER 31,
                         -----------------------------------------------
                           1995      1996      1997      1998     1999
                         -------   -------   -------   -------   -------
                                         (In thousands)
BALANCE SHEET DATA:
Current assets           $26,109   $39,740   $39,081   $45,453   $59,704
Property and equipment    12,061    19,584    18,585    20,551    13,978
Total assets              41,198    61,920    59,842    68,020    75,669
Current liabilities       18,254    34,225    29,335    36,492    44,127
Long-term debt             4,676     6,626     5,376     7,353     8,646
Shareholders' equity      17,411    20,994    24,293    23,209    22,879

----------------

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

                                                               PERCENTAGE CHANGE IN
                                                                DOLLAR AMOUNTS FROM
                                   YEAR ENDED DECEMBER 31,     --------------------
                                                                 1997         1998
                                  1997      1998      1999     TO 1998      TO 1999
                                  ----      ----      ----     -------      -------
Sales                            100.0 %   100.0 %   100.0 %      7.1 %       (0.9)%
Cost of sales                     86.6      89.8      90.1       11.1         (0.7)
                                 -----     -----     -----
Gross profit                      13.4      10.2       9.9      (18.9)        (3.0)

Selling, general and
 administrative expenses           8.9       8.1       8.4       (2.0)         2.8
Litigation and
 settlement costs                  0.6       1.3       1.3      105.7         (1.4)
                                 -----     -----     -----
Income from operations             3.9       0.8       0.2      (79.4)       (68.8)

Interest expense                   0.5       0.4       0.7      (12.9)        89.2
Other (income) expense            (0.1)      0.1      (0.6)     205.8     (1,189.0)
                                 -----     -----     -----

Pretax income                      3.5       0.3       0.1      (90.3)       (48.5)
Provision for income taxes         1.4       0.1       0.0      (90.3)       (59.6)
                                 -----     -----     -----
Net income                         2.1       0.2       0.1      (90.4)       (41.1)
                                 =====     =====     =====

1999 COMPARED TO 1998

Consolidated sales decreased by $1.9 million or 0.9% to $215.5 million in 1999 from $217.5 million for 1998. Safari sales decreased from 1998 levels by $3.0 million or 3.1% to $95.8 million in 1999. Beaver sales decreased from 1998 levels by $2.1 million or 2.4% to $87.9 million in 1999. Sales at the HCO division increased by $3.8 million or 16.1% to $27.6 million for 1999 from $23.8 million for 1998.

Consolidated unit coach sales decreased by 122 units or 7.2% to 1,584 units in 1999 from 1,706 units in 1998. Safari unit coach sales decreased by 100 units or 11.1% to 801 units in 1999 from 901 units in 1998. Beaver unit coach sales decreased by 38 units or 7.6% to 461 units in 1999 from 499 in 1998. HCO unit sales increased by 16 or 5.2% to 322 units in 1999 from 306 units in 1998.

Even though unit sales decreased by approximately 7% in 1999 from 1998, the average revenue per coach increased by 6.7%. The impact of product mix was not significant. The increase in revenue per coach is a function of consumer preferences for more optional features on the coaches.

Consolidated gross profit margins decreased $667,000 or 3.0% and decreased as a percentage of sales to 9.9% from 10.2% in 1998. The impact of lower sales volumes account for approximately $200,000 of the decline in gross profit. The remainder of the variance was a function of a $3.8 million improvement in material costs that was offset by increases of $1.3 million in direct labor million and $2.4 million in factory overheads. These increases were incurred primarily in the first half of the year. Warranty costs were also higher by approximately $500,000.

Selling, general, and administrative expenses increased by $489,000 or 2.8% to $18.1 million in 1999 from $17.6 million in 1998. As a percentage of sales, selling, general and administrative expenses increased to 8.4% from 8.1% of sales for 1999 and 1998, respectively. Selling costs for the year increased by $1.3 million as a result of new product introductions of the Solitaire, Marquis Amethyst, Cheetah, and Riata models as well as increased promotional costs. Promotional costs were higher due to a year end special promotion and increasing our dealer base in the second half of the year. Administrative costs decline by $800,000 due to reductions in accounting and administrative staff.

Interest expense increased 89.2% to $1.5 million in 1999 from $813,000 in 1998 as the result of a higher utilization of the operating credit line and the financing of the Florida service center property acquired at the beginning of the year.

The Company's effective tax rate was 31.3%, resulting in an income tax provision of $110,000 compared to an effective rate of 40.0% and an income tax provision of $272,000 for 1998. The primary impact creating the lower rates in 1999 was a state energy credit received from its HCO and CTI operations. The 1999 provision also includes some unanticipated energy credits received in 1999 that relate to a prior period.

Net income after tax decreased $168,000 or 41.1% to $241,000 from 1998's net income after tax of $409,000. This is a result from the factors affecting gross margin, as discussed earlier.

1998 COMPARED TO 1997

Consolidated sales increased by $14.5 million or 7.1% to $217.5 million in 1998 from $203.0 million for 1997. Safari sales decreased from 1997 levels by $5.3 million or 5.0% to $98.8 million in 1998. Beaver sales increased from 1997 levels by $5.9 million or 7.0% to $90.1 million in 1998. Sales at the HCO division increased by $15.8 million or 199.6% to $23.8 million for 1998 from $7.9 million for 1997.

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

Although unit sales were flat in 1998 compared to 1997, sales dollars increased due to a shift in mix towards the Company's higher priced coaches. A 2% price increase for all models was implemented during the fourth quarter, however, its impact on annual revenues was not significant. The sales revenue increase was attributable to the decrease in sale units of the lower priced Trek model that were offset by increased units of the relatively higher priced Renegade. The Renegade began shipping in 1998.

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

Selling, general, and administrative expenses decreased by $358,000 or 2.0% to $17.6 million in 1998 from $18.0 million in 1997. As a percentage of sales, selling, general and administrative expenses decreased from 8.9% to 8.1% of sales for 1997 and 1998, respectively. During 1998, the Company recognized and reserved for costs associated with product claims. During the third quarter of 1998, the Company increased its reserves for these costs by approximately $1.1 million. The increase from 1997 levels represented reserves established on certain claims appealed by the Company.

Interest expense decreased 12.9% to $813,000 in 1998 from $933,000 in 1997. The operating revolving facility had no utilization as of December 31, 1998.

The Company's effective tax rate was 40.0%, resulting in an income tax provision of $272,000 compared to an effective rate of 39.7% and an income tax provision of $2.8 million for 1997.

Net income after tax decreased $3.8 million or 90.4% to $409,000 from 1997's net income after tax of $4.2 million. This resulted from the factors affecting gross margin, as discussed earlier.

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

LIQUIDITY AND CAPITAL RESOURCES

During 1999, net cash used in operating activities was $16.9 million. This was primarily the result of increased inventories (primarily finished goods) at the year-end. Most of this inventory has been subsequently sold. Accounts receivable were over $2.0 million higher than previous year end levels in part because of very heavy sales in the last two weeks of December.

The Company generated $6.0 million in cash from investing activities as the result of proceeds from the sale of assets including an airplane and certain real estate. As part of the acquisition of the Florida service center property, SMC received $1.1 million from the prior tenant for their release from a long-term lease obligation.

The Company maintains an operating line of credit of $10 million and a real estate line of credit of $10.1 million, plus an additional $4.0 million equipment financing line of credit.

At December 31, 1999, the Company utilized $9.5 million of the operating line. There was no utilization of the equipment line at December 31, 1999. There was approximately $7.7 million utilized of the real estate line of credit at December 31, 1999. Amounts outstanding under these lines of credit bear interest at a LIBOR based rate (8.188% at December 31, 1999) and are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial and other covenants unless the Company receives consent from the lender. The covenants include restrictions relating to (1) mergers, consolidations and sale of assets, (2) guarantees by the Company of debts or obligations of other persons or entities, (3) acquisition of the Company's own stock, and (4) declaring or paying dividends in cash, stock, or other property. The Company was in compliance with all covenants and agreements at December 31, 1999. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of December 31, 1999, the Company estimates its total contingent liability under repurchase obligations to be approximately $104.0 million. Included in this amount is approximately $3.0 million that is guaranteed by SMC in the event one particular dealer fails to repay the finance company from sales proceeds. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company. See "Business -- Sales and Marketing" and Note 9 of Notes to Consolidated Financial Statements.

YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. As a result, computer systems and/or software used by many companies may have required upgrading to comply with such "Year 2000" (Y2K) requirements.

The Company completed its evaluation of both information technology systems ("IT") and non-IT systems to determine Year 2000 compliance. The Company experienced no significant Y2K problems when the new year started.

ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included on pages F-1 to F-18 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 2000 annual meeting of shareholders (the "2000 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation will be included under "Executive Compensation" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS                                        PAGE IN THIS REPORT
                                                                     -------------------
            Report of Independent Accountants                                F-1

            Consolidated Balance Sheet at December 31, 1998
               and 1999                                                      F-2

            Consolidated Statement of Income for the Years
               Ended December 31, 1997, 1998 and 1999                        F-3

            Consolidated Statement of Changes in Shareholders'
               Equity for the Years Ended December 31, 1997, 1998
               and 1999                                                      F-4

            Consolidated Statement of Cash Flows for the Years
               Ended December 31, 1997, 1998 and 1999                        F-5

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

(b)  REPORTS ON FORM 8-K.

No report on Form 8-K was filed by the Company in the last quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 29, 2000              SMC CORPORATION


                                        By: /s/ WILLIAM L. RICH
                                            ----------------------------
                                            William L. Rich
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 29, 2000.

       SIGNATURE                          TITLE

MATHEW M. PERLOT                 Chief Executive Officer
---------------------------      and Chairman of the Board
Mathew M. Perlot                 (Principal Executive Officer)


MICHAEL R. JACQUE                President and Director
---------------------------
Michael R. Jacque

WILLIAM L. RICH                  Chief Financial Officer
---------------------------      (Principal Financial and Accounting Officer)
William L. Rich

CURTIS W. LAWLER                 Director
---------------------------
Curtis W. Lawler

CONNIE M. PERLOT                 Director
---------------------------
Connie M. Perlot

LAWRENCE S. BLACK                Director
---------------------------
Lawrence S. Black

JIM L. TRAUGHBER                 Director
---------------------------
Jim L. Traughber

                                  EXHIBIT INDEX

EXHIBIT
   NO.    DESCRIPTION

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SMC Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of SMC Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
February 9, 2000

SMC CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          DECEMBER 31,
                                                                       1998         1999
                                                                      -------     -------
ASSETS
Current assets:
   Cash and cash equivalents                                          $ 1,310     $    26
   Accounts receivable, net (Note 1)                                   12,857      15,056
   Inventories (Notes 1 and 2)                                         26,715      41,703
   Prepaid expenses and other                                             530         292
   Prepaid taxes                                                          897          --
   Deferred tax asset (Note 6)                                          3,144       2,627
                                                                      -------     -------
      Total current assets                                             45,453      59,704

Property, plant and equipment, net (Notes 1 and 3)                     20,551      13,978
Intangible assets, net                                                  1,942       1,756
Deferred tax asset (Note 6)                                                --          43
Other assets                                                               74         188
                                                                      -------     -------

      Total assets                                                    $68,020     $75,669
                                                                      =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable (Note 4)                                             $    --     $ 9,464
   Current portion of long-term debt (Note 5)                             953         364
   Accounts payable                                                    24,789      22,969
   Income taxes payable (Note 6)                                           --         700
   Product warranty liabilities                                         3,766       3,481
   Current portion of capital lease obligation (Note 8)                    19          21
   Accrued liabilities                                                  6,965       7,128
                                                                      -------     -------
      Total current liabilities                                        36,492      44,127

Long-term debt, net of current portion (Note 5)                         7,353       8,646
Capital lease obligation, less current portion (Note 8)                    38          17
Deferred income taxes (Note 6)                                            928          --
                                                                      -------     -------
      Total liabilities                                                44,811      52,790
                                                                      -------     -------

Commitments and contingencies (Notes 7 and 9)

Shareholders' equity:
   Preferred stock, 5,000 shares authorized, none issued or
     outstanding (Note 11)                                                 --          --
   Common stock, 30,000 shares authorized, 5,890 and 5,780 shares
     issued and outstanding, respectively (Note 10)                     9,604       9,033
   Additional paid-in capital (Note 10)                                 1,472       1,472
   Retained earnings (Note 10)                                         12,133      12,374
                                                                      -------     -------
      Total shareholders' equity                                       23,209      22,879
                                                                      -------     -------

   Total liabilities and shareholders' equity                         $68,020     $75,669
                                                                      =======     =======

    The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                         YEAR ENDED DECEMBER 31,
                                                    1997           1998         1999
                                                 ---------      ---------     ---------
Sales                                            $ 203,019      $ 217,485     $ 215,540
Cost of sales                                      175,809        195,405       194,127
                                                 ---------      ---------     ---------
    Gross profit                                    27,210         22,080        21,413
Selling, general and administrative expenses        17,968         17,610        18,099
Litigation and settlement costs                      1,385          2,849         2,808
                                                 ---------      ---------     ---------
Income from operations                               7,857          1,621           506
Interest expense                                       933            813         1,538
Other (income) expense, net                           (120)           127        (1,383)
                                                 ---------      ---------     ---------
Income before tax provision                          7,044            681           351
Provision for income taxes (Note 6)                  2,798            272           110
                                                 ---------      ---------     ---------
Net income                                       $   4,246      $     409     $     241
                                                 =========      =========     =========
Net income per share - basic                     $     .65      $     .06     $     .04
                                                 =========      =========     =========
Net income per share - diluted                   $     .65      $     .06     $     .04
                                                 =========      =========     =========
Weighted average number of shares - basic            6,506          6,429         5,825
                                                 =========      =========     =========
Weighted average number of shares - diluted          6,507          6,429         5,825
                                                 =========      =========     =========

    The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                    COMMON STOCK          ADDITIONAL
                               ----------------------      PAID-IN       RETAINED
                                SHARES        AMOUNT       CAPITAL       EARNINGS        TOTAL
                               --------      --------      --------      --------      --------
Balance, December 31, 1996        6,563        10,914         1,556         8,524        20,994
Net income                           --            --            --         4,246         4,246
Stock repurchase (Note 10)         (220)         (104)          (68)         (775)         (947)
                               --------      --------      --------      --------      --------
Balance, December 31, 1997        6,343      $ 10,810      $  1,488      $ 11,995      $ 24,293
                               ========      ========      ========      ========      ========
Net income                           --            --            --           409           409
Common Stock issued upon
  exercise of options               252         1,954            --            --         1,954
Stock repurchase (Note 10)         (705)       (3,160)          (16)         (271)       (3,447)
                               --------      --------      --------      --------      --------
Balance, December 31, 1998        5,890      $  9,604      $  1,472      $ 12,133      $ 23,209
                               ========      ========      ========      ========      ========
Net Income                           --            --            --           241           241
Stock repurchase (Note 10)         (110)         (571)           --            --          (571)
                               --------      --------      --------      --------      --------
Balance, December 31, 1999        5,780      $  9,033      $  1,472      $ 12,374      $ 22,879
                               ========      ========      ========      ========      ========

    The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       YEAR ENDED DECEMBER 31,
                                                                  1997          1998          1999
                                                                --------      --------      --------
Cash flows from operating activities:
   Net income                                                   $  4,246      $    409      $    241
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                 2,092         2,133         2,081
     Deferred taxes                                                  648          (163)         (454)
     (Gain) loss on asset dispositions                               (44)            2        (1,450)
     Litigation and settlement costs                                  --         1,070          (191)
     Changes in certain assets and liabilities
       Accounts receivable                                           462          (460)       (2,199)
       Inventories                                                   595        (3,677)      (14,988)
       Prepaid expenses and other                                   (135)         (718)        1,135
       Other assets                                                   52           (27)         (114)
       Accounts payable                                               91         7,447        (1,820)
       Income taxes payable                                         (960)         (405)          700
       Accrued liabilities and other obligations                     451         1,167            69
                                                                --------      --------      --------
Net cash provided by (used in) operating activities                7,498         6,778       (16,990)
                                                                --------      --------      --------
Cash flows from investing activities:
    Capital expenditures                                          (2,468)       (3,952)         (734)
    Proceeds from disposal of equipment                              275            38         5,758
    Lease abatement                                                   --            --         1,104
    Other                                                           (195)           --            --
                                                                --------      --------      --------
Net cash provided by (used in) investing activities               (2,388)       (3,914)        6,128
                                                                --------      --------      --------
Cash flows from financing activities:
    Net borrowings (repayments) on notes payable                  (4,103)       (1,695)        9,464
    Proceeds from long-term debt                                   1,924         4,522         3,216
    Repayments of long-term debt                                  (3,545)       (2,973)       (2,512)
    Principal payments on capital lease obligation                   (16)          (18)          (19)
    Proceeds from sale-leaseback                                   1,364            --            --
    Repurchase of capital stock (Note 10)                           (947)       (3,447)         (571)
Proceeds from issuance of common stock                                --         1,954            --
                                                                --------      --------      --------
Net cash provided by (used in) financing activities               (5,323)       (1,657)        9,578
                                                                --------      --------      --------
Net increase (decrease) in cash and cash equivalents                (213)        1,207        (1,284)
Cash and cash equivalents, beginning of year                         316           103         1,310
                                                                --------      --------      --------
Cash and cash equivalents, end of year                          $    103      $  1,310      $     26
                                                                ========      ========      ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest, net of amount capitalized of $22,000
       in 1997, respectively. There were no amounts
       capitalized in 1998 and 1999                             $    982      $    687      $  1,504
    Income taxes                                                $  3,128      $  1,725      $ (1,033)

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

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of demand deposits with financial institutions. The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents for purposes of the consolidated balance sheet and consolidated statement of cash flows. Noncash transactions have been excluded from the consolidated statement of cash flows.

     ACCOUNTS RECEIVABLE

     Accounts receivable are net of an allowance for doubtful accounts of $66,000 and $55,000 at December 31, 1998 and 1999, respectively.

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

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. Additions, renewals and betterments are capitalized. Expenditures for maintenance, repairs, and minor renewals and betterments are charged to expense. Gains or losses realized from sales or retirements are reflected in earnings. Gains of $44,000, $2,000 and $1,450,000 were recorded during the years ended December 31, 1997, 1998 and 1999, respectively. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of 15 years for land improvements, 20 to 30 years for buildings and improvements, and 5 to 12 years for machinery and equipment.

      INTANGIBLE ASSETS

      Costs in excess of the fair value of the assets of Beaver acquired in 1994 consists primarily of product trade names, which are amortized using the straight-line method over 15 years. Amortization expense for the years ended December 31, 1997, 1998 and 1999 was $220,000, $186,000 and $186,000
      respectively. Periodically the Company reviews the recoverability of its intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the intangible assets. If the aggregate future cash flows are less than the carrying value, a write-down would be required, measured by the difference between the discounted future cash flows and the carrying value of the intangible assets.

      FINANCIAL INSTRUMENTS

      The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. Cash and cash equivalents, and notes payable to banks approximate fair value as reported in the consolidated balance sheet. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt at December 31, 1998 and 1999 approximates the carrying value. The Company records all other financial instruments, including accounts receivable and accounts payable, at cost, which approximates market value.

      REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

      The Company recognizes revenue from the sale of motor coaches when title and risk of ownership are transferred to the dealer, which generally is upon shipment or dealer pick-up. Motor coaches are shipped to dealers only upon verification of dealer financing from the finance company providing the motor coach financing. Finance companies remit funds directly to the Company upon receipt of the manufacturer's certificate of origin, generally within 10 days after shipment. A dealer may be invoiced for and receive title to motor coaches prior to taking physical possession when the dealer has made a fixed, written commitment to purchase, the motor coaches have been completed and are available for pick-up or delivery, and the dealer has requested the Company to hold the motor coaches until the dealer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the motor coaches, invoice them under normal billing and credit terms and hold them for a short period of time as is customary in the industry, generally less than two weeks, until pick-up or delivery. Motor coaches are built to dealer specification and no right of return or exchange privileges are generally granted. Accordingly, no provision for sales allowances or returns is recorded.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE (CONTINUED)

      Sales and the percentage of total sales made to dealers representing more than 10% of consolidated sales in any of the following periods were as follows (dollar amounts in thousands); (n/a means sales did not meet levels requiring disclosure):

                                      YEAR ENDED DECEMBER 31,
                                1997            1998            1999
                                ----            ----            ----
      Dealer 1               $20,843 10%     $   n/a             n/a
      Dealer 2               $24,368 12%     $29,546 14%     $26,242 12%

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

      The Company has a concentration of credit risk in the recreational vehicle industry, and specifically related to amounts outstanding at any point in time in accounts receivable and/or under repurchase agreements (see Note
      9) with any specific dealership to which it has sold motor coaches. The Company requires no collateral from its dealers upon sale of a motor coach, and most dealer financing arrangements provide for repurchase agreements which require the Company to repurchase previously sold motor coaches in the event of the dealer's default on its financing arrangement.

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

2.    INVENTORIES

      Inventories by major classification are as follows (in thousands):

                                                  DECEMBER 31,
                                               1998         1999
                                              -------     -------
            Raw materials                     $14,982     $15,506
            Work-in-progress                    8,527      10,080
            Finished goods                      3,206      16,117
                                              -------     -------
            Total                             $26,715     $41,703
                                              =======     =======

3.    PROPERTY, PLANT AND EQUIPMENT

      The components of property, plant and equipment are as follows (in thousands):

                                                         DECEMBER 31,
                                                     1998          1999
                                                   --------      --------
            Land and improvements                  $  3,094      $  3,624
            Buildings and improvements               10,449        10,597
            Machinery and equipment                  11,042         7,787
            Construction in progress                  3,150           522
                                                   --------      --------
                                                     27,735        22,530
            Less accumulated depreciation            (7,184)       (8,552)
                                                   --------      --------
            Property, plant and equipment, net     $ 20,551      $ 13,978
                                                   ========      ========

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.    NOTES PAYABLE

      The Company has a $10.0 million revolving line of credit for working capital requirements. The available borrowings under the line of credit are limited to 80% of eligible accounts receivable plus 90% of eligible finished goods inventory and 50% of eligible raw and work-in progress inventory. As of December 31, 1999, the available amount was $536,000. Outstanding borrowings under the line of credit are due on demand. The line of credit is secured by accounts receivable, inventory (excluding chassis inventory purchased from third parties), and equipment. Further, the line of credit is cross-collateralized among the companies.

      The Company has entered into a credit agreement which enable borrowings of up to $4.0 million for equipment purchases, or operations, as needed. No amounts were borrowed under this credit agreement at December 31, 1999.

      The terms of the respective credit agreements require compliance with certain financial covenants, including working capital requirements. As of December 31, 1999, the Company was in compliance with all of its financial covenants associated with its line of credit facilities and other bank loans.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.    LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                     DECEMBER 31,
                                                                                   1998        1999
                                                                                 -------      -------
                                                                                    (IN THOUSANDS)
           Bank loan secured by equipment with monthly payments of
             $35,000 plus interest at LIBOR plus 1.5%, or 6.875% at
             December 31, 1998. This loan was paid in full July 23, 1999.        $ 2,050      $    --

           Bank loan secured by equipment, with monthly payments of
             $35,000 including interest at 7.625%, with the balance due
             December 31, 2002.                                                    1,454        1,131

           Bank loan secured by a first trust deed on the Beaver
             manufacturing facility, with monthly payments of $13,000
             plus interest at the bank's prime rate plus .75%, or 8.5% at
             December 31, 1998. This loan was paid in full April 29, 1999.           138           --

           Promissory note secured by a mortgage on the related
             property, with annual payments of $24,000 including
             interest at 6%, with the balance due no later than
             January 15, 2007.                                                       142          142

           Real estate line of credit, with a maximum amount of $10.1 million, based on a reducing revolving term, with only interest payable until no principle is available. Interest is LIBOR based at 8.188% as of December 31, 1999. This line is amortized
             on a 10 year term.                                                    4,522        7,737
                                                                                 -------      -------
                                                                                   8,306        9,010
           Less portion due within one year                                         (953)        (364)
                                                                                 -------      -------
           Long-term debt less current portion                                   $ 7,353      $ 8,646
                                                                                 =======      =======

      The aggregate maturities of long-term debt for the next five years and thereafter as of December 31, 1999 are $364,000, $393,000, $422,000,
      $18,000, $19,000 and $7,794,000, respectively.

      Certain of the borrowings are subject to restrictive covenants, including working capital requirements, with which the Company is in compliance at December 31, 1999. Other terms of the borrowings require the lending bank's written consent prior to the issuance of any dividends.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.     PROVISION FOR INCOME TAXES

       The provision for income taxes for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                       1997         1998         1999
                                     -------      -------      -------
            Current:
               Federal               $ 1,961      $   390      $   582
               State                     189           45          (18)
                                     -------      -------      -------
                                       2,150          435          564
                                     -------      -------      -------
            Deferred:
               Federal                   574         (144)        (402)
               State                      74          (19)         (52)
                                     -------      -------      -------
                                         648         (163)        (454)
                                     -------      -------      -------
                                     $ 2,798      $   272      $   110
                                     =======      =======      =======

       Deferred tax assets (liabilities) are comprised of the following components (in thousands):

                                                                        DECEMBER 31,
                                                                     1998         1999
                                                                   -------      -------
            Current:
               Vacation reserve                                    $   369      $   345
               Accrued workers' compensation claim liabilities          87           77
               Warranty reserves                                     1,916        1,648
               Inventory reserves                                       43           32
               Other liabilities                                       718          504
               Allowance for doubtful accounts                          11           21
                                                                   -------      -------
                                                                   $ 3,144      $ 2,627
                                                                   =======      =======
            Noncurrent:
               Tax depreciation in excess of book depreciation     $  (950)     $    23
               Other                                                    22           20
                                                                   -------      -------
                                                                   $  (928)     $    43
                                                                   =======      =======

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.    PROVISION FOR INCOME TAXES  (CONTINUED)

      The effective tax rate differs from the U.S. statutory federal tax rate due to the following:

                                                       YEAR ENDED DECEMBER 31,
                                                      1997      1998       1999
                                                      ----      ----       ----
            Statutory federal tax rate                34.0%     34.0%      34.0%
            State taxes, net of federal benefit        3.7       4.0        3.0
            Nondeductible expenses                     1.1       5.0        8.9
            Other, net                                 0.9      (3.0)     (14.6)
                                                      ----      ----      -----
                                                      39.7%     40.0%      31.3%
                                                      ====      ====      =====

      The primary impact creating the lower rate in 1999 was a state energy credit received from its HCO and CTI operations. The 1999 provision also includes some unanticipated energy credits received in 1999 that relate to a prior period.

7.    RELATED PARTIES

      In 1998, the Company began purchasing electronic parts from a supplier company that is owned by a principal related to an officer. The total amount of purchases for the year ended December 31, 1998 was $449,000. For the year ended December 31, 1999, the Company purchased a total amount of $946,000 from this supplier.

      In 1998, as part of the Company's program to repurchase 800,000 shares of stock, the Company repurchased 100,000 shares from an officer of the Company for $4.2375 per share. In 1999, another 100,000 shares of stock were repurchased from an officer for $5.25 per share as part of this program. See Note 10 for further details.

8.    LEASES

      The Company is obligated under a capital lease for computer software that expires in September of 2001. At December 31, 1998 and 1999, the gross amount of equipment and related accumulated amortization recorded under capital leases was $95,000 and $55,000, and $95,000 and $76,000, respectively.

      The Company also has noncancelable operating leases, primarily for facilities space, manufacturing equipment, telecommunications, transportation equipment, and computer software and hardware, which expire over the next five years and thereafter. Rental expense under operating leases was $783,000, $944,000, and $1,080,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.    LEASES (CONTINUED)

      Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1999 are:

           YEAR ENDING DECEMBER 31:                      CAPITAL LEASE        OPERATING LEASES
           ------------------------                      -------------        ----------------
           2000                                          $    23,000           $   1,301,000
           2001                                               18,000               1,171,000
           2002                                                   --               1,033,000
           2003                                                   --                 865,000
           2004                                                   --                 844,000
           Thereafter                                             --               4,898,000
                                                         -----------           -------------
           Total minimum lease payments                       41,000           $  10,112,000

           Less amount representing interest
              (at 8.52%)                                       3,000
                                                         -----------
           Minimum lease payments,
              excluding interest                              38,000
           Current installments of obligation
              under capital lease                             21,000
                                                         -----------
           Obligation under capital lease
              excluding current installments             $    17,000
                                                         ===========

9.    COMMITMENTS AND CONTINGENCIES

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

      The risk of loss is spread over various dealers and finance companies. Total secured inventory financing obligations of the Company's dealers, for which the Company was contingently liable, were approximately $106.8 million and $104.0 million at December 31, 1998 and 1999, respectively.

      From time to time, the Company is involved in various customer complaints which arise in the ordinary course of business. The Company does not believe that losses, if any, incurred under outstanding repurchase agreements or customer complaint settlements will have a significant impact on the Company's financial position or results of operations.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   COMMON STOCK MATTERS AND EARNINGS PER SHARE

      In conjunction with the Company's initial public offering on January 20, 1995, a total of 125,000 warrants were issued to the Underwriters of the Offering. Such warrants entitle the holder to purchase an equal amount of shares of common stock of the Company anytime after January 20, 1996 until their expiration on January 20, 2000 at a price of $9.30 per share. No stock has been purchased related to the warrants as of the date of this report. Subsequent to December 31, 1999, these warrants have expired.

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

                                                    1997             1998              1999
                                                -----------      -----------       -----------
      SHARES SUBJECT TO OPTION:
      Balance at January 1                        883,000           937,785           928,500
      Options granted                             152,500           333,000           222,000
      Options exercised                                 -          (252,285)                -
      Options terminated                          (97,715)          (90,000)         (327,000)
                                                ---------         ---------         ---------
      Balance at December 31                      937,785           928,500           823,500
                                                ---------         ---------         ---------
      WEIGHTED AVERAGE OPTION
        PRICE IN DOLLARS:
      At January 1                              $    7.97         $    7.84         $    8.23
      Options granted                                7.76              9.05              4.77
      Options exercised                                 -              7.75                 -
      Options terminated                             7.75              8.49              8.52
      At December 31                                 7.84              8.23              7.18

      SHARES AVAILABLE FOR
      GRANT AT DECEMBER 31:                       451,651           208,651           313,651

      The exercise prices of the 823,500 options granted as of December 31, 1999 range between $4.625 and $9.375 and have a weighted average remaining contractual life of 7.5 years; 574,497 of the total options granted are fully vested, and therefore may be exercised, as of December 31, 1999 at a weighted average exercise price of $8.17.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   COMMON STOCK MATTERS AND EARNINGS PER SHARE (CONTINUED)

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

                                                  PRO FORMA INFORMATION
                                        (in thousands, except per share amounts)

                                                                     YEAR ENDED DECEMBER 31,
                                                                1997          1998          1999
                                                              --------       ------        -------
        Net Income                      As reported           $  4,246       $  409        $   241
                                        Pro Forma             $  3,882       $   14        $  (130)

        Income per share - basic        As reported           $    .65       $  .06        $   .04
                                        Pro Forma             $    .60       $    -        $  (.02)

        Income per share - diluted      As reported           $    .65       $  .06        $   .04
                                        Pro Forma             $    .60       $    -        $  (.02)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: expected dividend yield: 0.0%, expected volatility: 71.49%, risk-free interest rate: 6.3%, expected life: 10 years. For 1998 and 1999, the expected dividend yield and expected life was the same as 1997. The expected volatility was 72.11% and 71.23% for 1998 and 1999, respectively. The risk-free interest rate used was 5.5% and 6.48% for 1998 and 1999, respectively. Results may not be representative of future years because options are generally granted on an annual basis and vest over time.

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

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.   COMMON STOCK MATTERS AND EARNINGS PER SHARE (CONTINUED)

      STOCK REPURCHASE (CONTINUED)

      Pursuant to a board resolution, the Company authorized 800,000 shares of stock to be repurchased by the Company for the year ended December 31, 1998. Under this program, 655,000 shares were repurchased at the average price of $4.80, for an overall amount of $3,147,000. Continuing this program in 1999. The Company repurchased 109,500 shares at the average price of $5.22, for an overall amount of $571,000.

11.   PREFERRED STOCK

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

12.   INCENTIVE AND DEFERRED COMPENSATION PLANS

      The Company has an incentive compensation plan for its key officers. The amounts charged to expense for the years ended December 31, 1997, 1998, and 1999 aggregated were $245,000, $326,000, and $15,000 respectively.

      The Company has established a joint 401(k) and Profit Sharing Plan which allows eligible employees to contribute up to 15% of their compensation annually. The plan allows for a Company matching percentage based upon the discretion of management, and $2,000 was contributed by the Company and its subsidiaries to the plan during the year ended December 31, 1997. There were no contributions for 1998 and 1999. To date there have been no amounts contributed by the Company or its subsidiaries to the profit sharing element of the plan.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          FIRST       SECOND        THIRD       FOURTH
                                                         QUARTER     QUARTER       QUARTER     QUARTER
                                                         -------     -------       -------     -------
                                                            (In thousands, except per share amounts)
            YEAR ENDED DECEMBER 31, 1998:
               Revenue                                    47,805      52,324       50,276       67,080
               Gross profit                                6,006       5,869        2,793        7,412
               Net income (loss)                             916         838       (2,482)       1,137
               Net income (loss) per share - basic           .14         .13         (.38)         .18
               Net income (loss) per share - diluted         .14         .13         (.38)         .18

            YEAR ENDED DECEMBER 31, 1999:
               Revenue                                    56,822      53,794       46,711       58,213
               Gross profit                                6,209       4,143        5,012        6,049
               Net income (loss)                             108        (149)         130          152
               Net income (loss) per share - basic           .02        (.03)         .02          .03
               Net income (loss) per share - diluted         .02        (.03)         .02          .03

14.   MARKET INFORMATION (UNAUDITED)

      The Company's common stock is traded on the Nasdaq National Market System under the symbol SMCC. The following table sets forth the high and low daily closing prices of the stock for each quarter of 1998 and 1999:

                                         1998                1999
                                    HIGH       LOW      HIGH       LOW
                                   ------     -----     -----     -----
            First Quarter           9.750     6.875     6.750     4.250
            Second quarter         10.875     6.750     5.375     4.250
            Third quarter           7.875     5.563     5.750     3.563
            Fourth quarter          6.000     4.000     4.500     3.750