Form 10-Q
period 2000-03-31
SMC CORP
filed 2000-05-15
CIK 932129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                                 (541) 389-1144

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

                     Yes [ X ]               No [  ]

The number of outstanding shares of Common Stock at May 1, 2000:  5,780,599

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q


                                                                                                      PAGE
Part I - Financial Information

    Item 1.       Financial Statements

                  Consolidated Balance Sheet - December 31, 1999 and
                  March 31, 2000.........................................................................3

                  Consolidated Statement of Income - Three Months
                  Ended April 3, 1999 and March 31, 2000.................................................4

                  Consolidated Statement of Changes in Shareholders'
                  Equity - Year Ended December 31, 1999 and Three
                  Months Ended March 31, 2000............................................................5

                  Consolidated Statement of Cash Flows - Three Months
                  Ended April 3, 1999 and March 31, 2000.................................................6

                  Notes to Consolidated Financial Statements.............................................7

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................9

Part II - Other Information

    Item 6.       Exhibits and Reports on Form 8-K......................................................12

Signatures..............................................................................................13

Exhibit Index...........................................................................................14


                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


SMC CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
-------------------------------------------------------------------------------------------
                                                                December 31,     March 31,
                                                                    1999           2000
                                                                ------------   ------------
                                                                                (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                      $         26   $         53
 Accounts receivable, net                                             15,056          8,703
 Inventories (Note 2)                                                 41,703         38,798
 Prepaid expenses and other                                              292            271
 Deferred tax asset                                                    2,627          2,627
                                                                ------------   ------------
      Total current assets                                            59,704         50,452

Property, plant and equipment, net                                    13,978         13,748
Intangible assets, net                                                 1,756          1,709
Deferred tax asset                                                        43             43
Other assets                                                             188            184
                                                                ------------   ------------
     Total assets                                               $     75,669   $     66,136
                                                                ============   ============

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable                                                 $      9,464   $      5,199
  Current portion of long-term debt                                      364            373
  Accounts payable                                                    22,969         19,315
  Income taxes payable                                                   700             92
  Product warranty liabilities                                         3,481          3,656
  Current portion of capital lease obligation                             21             21
  Accrued liabilities                                                  7,128          6,437
                                                                ------------   ------------
     Total current liabilities                                        44,127         35,093

Long-term debt, net of current portion                                 8,646          8,412
Capital lease obligation, less current portion                            17             12
                                                                ------------   ------------
     Total liabilities                                                52,790         43,517
                                                                ------------   ------------

Shareholders' equity:

  Preferred stock, 5,000 shares authorized, none issued or
    outstanding                                                         --             --
  Common stock, 30,000 shares authorized, 5,780 shares issued
    and outstanding                                                    9,033          9,033
 Additional paid-in capital                                            1,472          1,472
 Retained earnings                                                    12,374         12,114
                                                                ------------   ------------
      Total shareholders' equity                                      22,879         22,619
                                                                ------------   ------------

Total liabilities and shareholders' equity                      $     75,669   $     66,136
                                                                ============   ============


    The accompanying notes are an integral part of this financial statement.


SMC CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------
                                                THREE MONTHS ENDED
                                               April 3,    March 31,
                                                 1999        2000
                                               --------    --------
                                                   (unaudited)
Sales                                          $ 56,822    $ 53,052
Cost of sales                                    50,613      47,596
                                               --------    --------

         Gross profit                             6,209       5,456

Selling, general and administrative expenses      4,936       4,948

Legal and settlement costs                          870         452
                                               --------    --------

Income from operations                              403          56

Interest expense                                    310         482

Other (income) expense, net                         (86)          8
                                               --------    --------

Income (loss) before provision for taxes            179        (434)

Provision (benefit) for income taxes                 71        (174)
                                               --------    --------

Net income (loss)                              $    108    $   (260)
                                               ========    ========

Net income (loss) per share - basic            $    .02    $   (.05)
                                               ========    ========

Net income (loss) per share - diluted          $    .02    $   (.05)
                                               ========    ========

Weighted average number of shares - basic         5,890       5,780
                                               ========    ========

Weighted average number of shares - diluted       5,890       5,780
                                               ========    ========


    The accompanying notes are an integral part of this financial statement.


SMC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------
                                      Common Stock            Additional
                             ----------------------------       paid-in       Retained
                                Shares          Amount          capital        earnings        Total
                             ------------    ------------    ------------    ------------   ------------
Balance, December 31, 1998          5,890    $      9,604    $      1,472    $     12,133   $     23,209

Net income                             --              --              --             241            241

Stock repurchase                     (110)           (571)             --              --           (571)
                             ------------    ------------    ------------    ------------   ------------

Balance, December 31, 1999          5,780           9,033           1,472          12,374         22,879
                             ------------    ------------    ------------    ------------   ------------

Net loss                               --              --              --            (260)          (260)
                             ------------    ------------    ------------    ------------   ------------

Balance, March 31, 2000             5,780    $      9,033    $      1,472    $     12,114   $     22,619
                             ============    ============    ============    ============   ============


    The accompanying notes are an integral part of this financial statement.


SMC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                         APRIL 3,     MARCH 31,
                                                                           1999          2000
                                                                        ----------    ----------
                                                                              (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                    $      108    $     (260)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                         566           517
         Changes in current assets and liabilities:
           Accounts receivable                                               3,203         6,353
           Inventories                                                      (5,252)        2,905
           Prepaid expenses and other                                          291            21
           Other assets                                                         10             4
           Accounts payable                                                 (5,086)       (3,654)
           Income taxes payable                                                 --          (608)
           Accrued liabilities and other obligations                         1,046          (516)
                                                                        ----------    ----------
Net cash (used in) provided by operating activities                         (5,114)        4,762
                                                                        ----------    ----------
Cash flows from investing activities:
   Capital expenditures                                                       (214)         (240)
   Lease abatement                                                           1,104            --
                                                                        ----------    ----------
Net cash provided by (used in) investing activities                            890          (240)
                                                                        ----------    ----------
Cash flows from financing activities:
   Net repayments on notes payable                                           3,377        (4,265)
   Repayments of long-term debt                                               (220)         (225)
   Principal payments on capital lease obligation                               (5)           (5)
                                                                        ----------    ----------
Net cash provided by (used in) financing activities                          3,152        (4,495)
                                                                        ----------    ----------
Net increase (decrease) in cash and cash equivalents                        (1,072)           27

Cash and cash equivalents, beginning of period                               1,310            26
                                                                        ----------    ----------
Cash and cash equivalents, end of period                                $      238    $       53
                                                                        ==========    ==========



    The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
FORM 10-Q
FOR THE FIRST QUARTER ENDED MARCH 31, 2000 (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION OF INTERIM PERIOD STATEMENTS

     The accompanying financial statements are unaudited and have been prepared by SMC Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.   INVENTORIES

     Inventories by major classification are as follows (in thousands):


                             December 31,      March 31,
                                 1999           2000
                             ------------   ------------
          Raw materials      $     15,506   $     13,103
          Work-in-progress         10,080          8,906
          Finished goods           16,117         16,789
                             ------------   ------------
          Total              $     41,703   $     38,798
                             ============   ============


3.   EARNINGS PER SHARE

     Basic EPS is computed by dividing the net income by the weighted average actual shares outstanding for each period presented with no consideration as to the dilutive impact of the Company's outstanding stock options or warrants. Diluted EPS includes additional dilution from the effect of potential issuance of common stock, such as stock issuance to the exercise of stock options, warrants outstanding and the conversion of debt.

     Due to the Company's net loss, stock options accounted for using the treasury stock method would be antidilutive. Accordingly, 1,138,500 stock option plan shares have been excluded from the diluted net loss per share calculation for the three months ended March 31, 2000.

4.   RELATED PARTY TRANSACTIONS

     During the three month period ending March 31, 2000, the Company purchased electronic parts for a total amount of $234,000 from a supplier company that is owned by a principal related to an officer.

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

                                                                      Three months ended
                                                                    April 3,    March 31,      Percentage change
                                                                      1999        2000         in dollar amounts
                                                                    --------    --------       -----------------
Sales                                                               100.0%       100.0%             (6.6)%
Cost of sales                                                        89.1         89.7              (6.0)
                                                                    ------       ------
Gross profit                                                         10.9         10.3             (12.1)
Selling, general and
  administrative expenses                                             8.7          9.3                .3
Legal and
  settlement costs                                                    1.5           .9             (48.0)
                                                                    ------       ------
Income from operations                                                 .7           .1             (86.2)
Interest expense                                                      (.6)         (.9)             55.5
Other income                                                           .2          --             (109.4)
                                                                    ------       ------
Pretax income (loss)                                                   .3          (.8)           (342.3)
Provision (benefit) for income taxes                                   .1          (.3)           (342.3)
                                                                    ------       ------
Net income (loss)                                                      .2%         (.5)%          (342.2)

     Sales decreased 6.6% to $53.1 million for the first quarter of 2000 from $56.8 million for the comparable period in 1999. Sales decreased by $3.7 million primarily in the lower end models of the Safari product line. Sales of Beaver product remained constant, however, the mix of Beaver product was heavily weighted on the higher end models of Patriot, Marquis, and Solitaire. Harney Coach Works product reflected a decrease in revenue primarily as the result of lower Renegade sales that were partially offset by increased revenues of Class C and Riata product.

     Gross profits were lower in the quarter-to-quarter comparisons by $753,000 due to lower sales volumes. Significant improvements were achieved in lowering labor and overhead costs however. These positive developments were the result of the continuing efforts of the "kaizen" program that evaluates all efforts on the factory floor and has resulted in the reduction of inventory, floor space, and personnel.

        Administrative and finance costs decreased $212,000 or 8.4% as the result of continued cost reduction activities. Selling and marketing costs increased by $225,000 or 9.3% compared to the same period in 1999 due primarily to a promotional contest and personnel costs. Legal and settlement costs decreased $418,000 or 48% during the first quarter of 2000 compared to the same period in 1999.

     Interest expense increased by $172,000 compared to the same period in 1999, due to a higher debt load that primarily was the result of higher inventories. Since year end, inventories have been reduced by 7% as the result of the Company's "kaizen" efforts. Further inventory reductions may be achieved as the Company continues these efforts plus its shift from a "build to forecast" to a "build to order" production process.

     Given the factors affecting gross margin and selling, general and administrative expenses, operating income decreased 86.2% to $56,000 for the first quarter of 2000 from $403,000 in the comparable period of 1999.

     The effective tax rate of 40.0% in the first quarter of 2000 is comparable to the first quarter of 1999. Net loss after tax for the first quarter of 2000 was $260,000, down from first quarter 1999 net income of $108,000.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter that begins July 1.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2000, SMC generated a cash flow from operations of $4.8 million. This compares to a negative cash flow from operations of $5.1 million from the first quarter of 1999. This improvement of approximately $10 million is attributable to accounts receivable reductions of approximately $3 million and inventory improvements of $8 million, offset by reductions in accounts payable and accrued liabilities of about $1 million.

     Capital expenditures remained virtually constant and the Company received a one time benefit of a lease abatement of $1.1 million in the first quarter of 1999 that was associated with the acquisition of the Florida service center property.

     The Company used $4.5 million to pay down long term and notes payable debt in the first quarter of 2000. This compares to a $3.2 million increase in net borrowing during the first quarter of 1999.

     The Company anticipates that its aggregate capital expenditures for 2000 will be approximately $1.5 million. The Company plans to use cash generated from operations, borrowings under its credit arrangements and long term lease obligations to fund these expenditures.

     The Company has an operating line of credit of $10 million, a real estate line of credit of $10.1 million and a $4.0 million equipment financing line of credit. As of March 31, 2000, $4.8 million was available on the operating line of credit, $4.0 million was available on the equipment line, and $2.5 million was available on the real estate line of credit. Of the amounts outstanding on these three lines of credit, $12.6 million is at the LIBOR based interest rate of 8.00% and the remaining amounts are at the prime rate of 9.00%. These amounts are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was in compliance with all covenants and agreements at March 31, 2000.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of March 31, 2000, the Company estimates its total contingent liability under repurchase obligations was approximately $120.5 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

     FORWARD LOOKING STATEMENTS: The statements in this report concerning inventory reductions constitute forward-looking statements that are subject to risks and uncertainties. Factors that could materially affect inventory reductions include, but are not limited to, competitive market pressures (including increased competition, new product offerings by competitors and price pressures), and unfavorable business conditions in the RV industry and general economy.
                                      11

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         11    Statement of Calculation of Average Common Shares Outstanding

         27    Financial Data Schedule

  (b)    Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SMC CORPORATION




Date:  May 9, 2000                     By:   WILLIAM L. RICH
                                             ----------------------------
                                             William L. Rich
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
  No.            Description
----------------------------
11               Statement of Calculation of Average
                   Common Shares Outstanding

27               Financial Data Schedule