Form 10-Q
period 2000-06-30
SMC CORP
filed 2000-08-11
CIK 932129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                     Yes [ X ]               No [  ]

The number of outstanding shares of Common Stock at August 1, 2000:  5,780,599

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                                                Page
                                                                                                ----
Part I - Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheet - December 31, 1999 and
           June 30, 2000........................................................................  3

           Consolidated Statement of Operations - Three Months
           Ended July 3, 1999 and June 30, 2000.................................................  4

           Consolidated Statement of Operations - Six Months
           Ended July 3, 1999 and June 30, 2000.................................................  5

           Consolidated Statement of Changes in Shareholders'
           Equity - Year Ended December 31, 1999 and Six
           Months Ended June 30, 2000...........................................................  6

           Consolidated Statement of Cash Flows - Six Months
           Ended July 3, 1999 and June 30, 2000.................................................  7

           Notes to Consolidated Financial Statements...........................................  8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................. 10

Part II - Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders.................................. 14

  Item 6.  Exhibits and Reports on Form 8-K..................................................... 15

Signatures  .................................................................................... 16

Exhibit Index................................................................................... 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


SMC CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------
                                                                                               DECEMBER 31,      JUNE 30,
                                                                                                   1999            2000
                                                                                               ------------      --------
                                                                                                        (UNAUDITED)
Assets
  Current assets:
  Cash and cash equivalents                                                                       $     26       $    385
  Accounts receivable, net                                                                          15,056         10,708
  Inventories (Note 2)                                                                              41,703         29,063
  Prepaid expenses and other                                                                           292            460
  Prepaid  taxes                                                                                         -          2,024
  Deferred tax asset                                                                                 2,627          2,627
                                                                                                  --------       --------
       Total current assets                                                                         59,704         45,267

Property, plant and equipment, net                                                                  13,978         14,806
Intangible assets, net                                                                               1,756          1,663
Deferred tax asset                                                                                      43             43
Other assets                                                                                           188            179
                                                                                                  --------       --------
       Total assets                                                                               $ 75,669       $ 61,958
                                                                                                  ========       ========
Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                                                   $  9,464       $  6,767
  Current portion of long-term debt                                                                    364            621
  Accounts payable                                                                                  22,969         14,953
  Income taxes payable                                                                                 700              -
  Product warranty liabilities                                                                       3,481          3,841
  Current portion of capital lease obligation                                                           21             21
  Accrued liabilities                                                                                7,128          6,817
                                                                                                  --------       --------
       Total current liabilities                                                                    44,127         33,020

Long-term debt, net of current portion                                                               8,646          9,460
Capital lease obligation, less current portion                                                          17              6
                                                                                                  --------       --------
       Total liabilities                                                                            52,790         42,486
                                                                                                  --------       --------
Shareholders' equity:
  Common stock, 30,000 shares authorized, and 5,780 shares issued
    and outstanding                                                                                  9,033          9,033
  Additional paid-in capital                                                                         1,472          1,472
  Retained earnings                                                                                 12,374          8,967
                                                                                                  --------       --------
       Total shareholders' equity                                                                   22,879         19,472
                                                                                                  --------       --------
Total liabilities and shareholders' equity                                                        $ 75,669       $ 61,958
                                                                                                  ========       ========

    The accompanying notes are an integral part of this financial statement.


SMC CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------

                                                                                                   THREE MONTHS ENDED
                                                                                                JULY 3,          JUNE 30,
                                                                                                 1999              2000
                                                                                               --------         --------
                                                                                                      (UNAUDITED)
Sales                                                                                          $ 53,794         $ 45,425
Cost of sales                                                                                    49,651           45,222
                                                                                               --------         --------

Gross profit                                                                                      4,143              203

Selling, general and administrative expenses                                                      3,861            4,052

Litigation and settlement costs                                                                     405              729
                                                                                               --------         --------

Loss from operations                                                                               (123)          (4,578)

Interest expense                                                                                    334              487

Other (income) expense, net                                                                        (209)             178
                                                                                               --------         --------

Loss before provision for taxes                                                                    (248)          (5,243)

Income tax benefit                                                                                  (99)          (2,097)
                                                                                               --------         --------
Net loss                                                                                       $   (149)        $ (3,146)
                                                                                               ========         ========

Net loss per share - basic                                                                     $  (0.03)        $  (0.54)
                                                                                               ========         ========
Net loss per share - diluted                                                                   $  (0.03)        $  (0.54)
                                                                                               ========         ========
Weighted average number of shares - basic                                                         5,845            5,780
                                                                                               ========         ========

Weighted average number of shares - diluted                                                       5,846            5,780
                                                                                               ========         ========

    The accompanying notes are an integral part of this financial statement.


SMC CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                    SIX MONTHS ENDED
                                                                                                JULY 3,          JUNE 30,
                                                                                                 1999              2000
                                                                                               --------         --------
                                                                                                      (UNAUDITED)
Sales                                                                                          $110,616         $ 98,477
Cost of sales                                                                                   100,264           92,819
                                                                                               --------         --------

Gross profit                                                                                     10,352            5,658

Selling, general and administrative expenses                                                      8,796            9,001

Litigation and settlement costs                                                                   1,276            1,180
                                                                                               --------         --------
Income (loss) from operations                                                                       280           (4,523)

Interest expense                                                                                    644              969

Other (income) expense, net                                                                        (295)             186
                                                                                               --------         --------
Loss before provision for taxes                                                                     (69)          (5,678)

Income tax benefit                                                                                  (28)          (2,271)
                                                                                               --------         --------
Net loss                                                                                       $    (41)        $ (3,407)
                                                                                               ========         ========
Net loss per share - basic                                                                     $  (0.01)        $  (0.59)
                                                                                               ========         ========
Net loss per share - diluted                                                                   $  (0.01)        $  (0.59)
                                                                                               ========         ========

Weighted average number of shares - basic                                                         5,868            5,780
                                                                                               ========         ========

Weighted average number of shares - diluted                                                       5,868            5,780
                                                                                               ========         ========


    The accompanying notes are an integral part of this financial statement.


SMC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                                                COMMON STOCK       ADDITIONAL
                                                                     PAID-IN      RETAINED
                                              SHARES    AMOUNT       CAPITAL      EARNINGS        TOTAL
                                              ------    -------     ----------    ---------      --------
Balance, December 31, 1998                    5,890     $ 9,604       $ 1,472      $ 12,133      $ 23,209

Net income                                        -          -             -            241           241

Stock repurchase                               (110)       (571)           -              -          (571)
                                              ------    -------       -------      --------      --------

Balance, December 31, 1999                    5,780       9,033         1,472        12,374        22,879
                                              ------    -------       -------      --------      --------

Net loss                                          -           -             -        (3,407)       (3,407)

Balance, June 30, 2000                        5,780     $ 9,033       $ 1,472      $  8,967      $ 19,472
                                              =====     =======       =======      ========      ========


    The accompanying notes are an integral part of this financial statement.


SMC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         SIX MONTHS ENDED
                                                                                                JULY 3, 1999      JUNE 30, 2000
                                                                                                ------------      -------------
                                                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                                                        $    (41)         $ (3,407)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Gain on asset disposition                                                                       (184)               (9)
      Depreciation and amortization                                                                  1,124             1,055
      Changes in current assets and liabilities:
        Accounts receivable                                                                          1,808             4,348
        Inventories                                                                                (12,518)           12,640
        Prepaid expenses and other                                                                     747            (2,192)
        Other assets                                                                                    17                 9
        Accounts payable                                                                            (4,670)           (8,016)
        Income taxes payable                                                                             -              (700)
        Accrued liabilities and other obligations                                                    2,230                49
                                                                                                  --------          --------

Net cash provided (used in) by  operating activities                                               (11,487)            3,777
                                                                                                  --------          --------
Cash flows from investing activities:
  Capital expenditures                                                                                (548)           (1,796)
  Lease abatement                                                                                    1,104                 -
  Proceeds from sale of equipment                                                                    1,124                15
                                                                                                  --------          --------

Net cash (used in) provided by investing activities                                                  1,680            (1,781)
                                                                                                  --------          --------

Cash flows from financing activities:
  Net (repayments) borrowings on notes payable                                                       6,489            (2,697)
  Proceeds from long-term debt                                                                       2,695             1,071
  Principal payments on capital lease obligation                                                        (9)              (11)
  Repurchase of common stock                                                                          (571)                -
                                                                                                  --------          --------

Net cash provided by (used in) financing activities                                                  8,604            (1,637)
                                                                                                  --------          --------

Net increase (decrease) in cash and cash equivalents                                                (1,203)              359

Cash and cash equivalents, beginning of period                                                       1,310                26
                                                                                                  --------          --------

Cash and cash equivalents, end of period                                                          $    107          $    385
                                                                                                  ========          ========


    The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
FORM 10-Q
FOR THE SECOND QUARTER ENDED JUNE 30, 2000 (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

2.  INVENTORIES

    Inventories by major classification are as follows (in thousands):


                                                                             DECEMBER 31,             JUNE 30,
                                                                                 1999                  2000
                                                                             ------------            --------
         Raw materials                                                         $ 15,506              $ 10,998
         Work-in-progress                                                        10,080                 9,115
         Finished goods                                                          16,117                 8,950
                                                                               --------              --------
         Total                                                                 $ 41,703              $ 29,063
                                                                               ========              ========

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

    Due to the Company's net loss, stock options accounted for using the treasury stock method would be antidilutive. Accordingly, 1,140,500 stock option plan shares have been excluded from the diluted net loss per share calculation for the three months and six months ended June 30, 2000.

4.  RELATED PARTY TRANSACTIONS

    During the three month and six month periods ended June 30, 2000 the Company purchased electronic parts for a total amount of $125,000 and $358,000 respectively, from a supplier company that is owned by a principal related to an officer of the Company.

5.  COMPREHENSIVE INCOME

    In June 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income for the three-month and six-month periods ended July 3, 1999 and June 30, 2000 was net losses of $149,000 and $41,000 and $3.1 million and $3.4 million, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected consolidated statement of income data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.


                                   THREE MONTHS ENDED                           SIX MONTHS ENDED
                                   JULY 3,    JUNE 30,    PERCENTAGE CHANGE    JULY 3,    JUNE 30,    PERCENTAGE CHANGE
                                    1999        2000      IN DOLLAR AMOUNTS     1999        2000      IN DOLLAR AMOUNTS
                                   ------     --------    -----------------    -------    --------    -----------------
Sales                              100.0%      100.0%          (15.6)%          100.0%     100.0%           (11.0)%
Cost of sales                       92.3        99.6            (8.9)            90.6       94.3             (7.4)
                                   -----       -----                            -----      -----
Gross profit                         7.7          .4           (95.1)             9.4        5.7            (45.3)
Selling, general and
  administrative expenses            7.2         8.9             4.9              8.0        9.1              2.3
Litigation and
   settlement costs                  0.8         1.6            80.0              1.2        1.2             (7.5)
                                   -----       -----                            -----      -----
Income (loss) from operations        (.3)      (10.1)        3,622.0               .2       (4.6)        (1,715.4)
Interest expense                      .6         1.1            45.8               .6        1.0             50.5
Other expense (income)               (.4)         .4          (185.2)             (.3)        .2           (163.1)
                                   -----       -----                            -----      -----
Pretax loss                          (.5)      (11.6)        2,014.1              (.1)      (5.8)         8,129.0
Income tax benefit                   (.2)       (4.6)        2,018.2              0         (2.3)         8,010.7
                                   -----       -----                            -----      -----
Net loss                             (.3)%      (7.0)%       2,011.4%             (.1)%     (3.5)%        8,209.8%
                                   =====       =====                            =====      =====

     Sales decreased 15.6% to $45.4 million for the second quarter of 2000 from $53.8 million for the comparable period in 1999. The sales revenue decrease is attributed primarily to an $8.1 million decrease in sales of Safari product. Beaver sales revenue decreased by $641,000 while Harney sales increased by $1.0 million. For the six months ended June 30, 2000, sales decreased by $12.1 million or 11% to $98.5 million from $110.6 million for the comparable period in 1999. The decline in this period was concentrated in the Safari product line. Sales revenues of both Beaver and Harney products were at approximately the same levels in the six month comparison.

     Gross profit for the quarter ended June 30, 2000 decreased 95.1% to $203,000 from $4.1 million in the comparable period in 1999, and decreased as a percentage of sales from 7.7% to 0.4%. Lower sales resulted in approximately $2 million of the decrease. Decreased production loads coupled with costs associated with model changes resulted in an additional $1.2 million decrease. Factory overheads and warranty costs account for the remaining decrease in gross profit.

     In the six month comparison, gross profits decreased by 45.3% to $5.7 million from $10.4 million. Of this decrease, $3.9 million is explained above and the remaining $800,00 was primarily due to decreased sales in the first quarter of 2000.

     Selling, general, and administrative expenses increased by approximately $191,000 or 4.9% to $4.1 million for the quarter ended June 30, 2000 from $3.9 million for the comparable period of 1999. Administrative and finance costs decreased by $138,000 while marketing and selling costs increased by $330,000. The increased marketing expenses were the result of increased spiffs and promotional costs. For the six-month period ended June 30, 2000, selling, general, and administrative costs increased 2.3% to $9.0 million from $8.8 million for the same period in 1999. Administrative expenses decreased $349,000 due to reductions in accounting and finance costs, while sales and marketing expense increased $554,000. The additional marketing costs were incurred during the first quarter of 2000 primarily from promotional costs and personnel expense.

     Litigation and settlement costs increased 80% to $729,000 for the second quarter of 2000 from $405,000 in the comparable period of 1999 due primarily to the final resolution of older claims. Litigation and settlement costs decreased 7.5% to $1.2 million for the six month period ended June 30, 2000 from $1.3 million for a comparable period in 1999.

     Given the factors affecting gross margin and selling, general and administrative expenses, and settlement and litigation expenses, operating results decreased to a loss of $4.6 million for the second quarter of 2000 compared to a loss of $123,000 in the comparable period of 1999. An operating loss of $4.5 million was recorded for the six months ended June 30, 2000 compared to operating income of $280,000 for the same period in 1999.

     Interest expense increased 45.8% to $487,000 for the second quarter of 2000 from $334,000 in the comparable period of 1999. Interest expense increased 50.5% to $969,000 for the six-month period ended June 30, 2000 from $644,000 for the comparable period in 1999. This is a result of both higher interest rates and a higher utilization of the credit line as compared to the prior year.

     Net loss after tax for the second quarter of 2000 was $3.1 million, compared to a net loss of $149,000 for the second quarter of 1999. Net loss after tax was $3.4 million for the six months ended June 30, 2000, a decrease from net loss of $41,000 in 1999.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter ending September 30.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2000, SMC generated cash flow from operations of $3.8 million. This compares to a negative cash flow from operations of $11.5 million recorded at July 3, 1999. This improvement of $15.2 million in cash flow from operations was primarily the result of significant inventory and receivable reductions that were offset by reductions in accounts payable and the increased net loss. In the first half of 1999, inventories increased over $12 million versus a reduction of over $12 million during the first half of 2000. Receivables decreased by approximately 30% during the first half of 2000 compared to a reduction of 14% achieved during the first half of 1999. In addition, rather than borrowing $8.6 million as the Company did in the first half of 1999, SMC paid down $1.6 million in debt during the first half of 2000.

     The Company anticipates that its aggregate capital expenditures for 2000 will be approximately $1.8 million. The Company plans to use cash generated from operations and borrowings under its credit arrangements to fund these expenditures.

     The Company has an operating line of credit of $10.0 million, a real estate line of credit of $8.0 million and a $4.0 million equipment financing line of credit. As of June 30, 2000, $3.9 million was available on the operating line of credit, $4.0 million was available on the equipment line, and $500,000 was available on the real estate line of credit. Of the amounts outstanding on these three lines of credit, $12.5 million is at the LIBOR based interest rate of 8.4% and the remaining amounts are at the prime rate of 9.5%. These amounts are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was in compliance with all covenants and agreements at June 30, 2000.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of June 30, 2000, the Company estimates its total contingent liability under repurchase obligations was approximately $100.9 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

FORWARD LOOKING STATEMENTS: The statements in this report may be regarded as forward looking statements. A number of factors could cause actual results to differ materially from these statements, including statements regarding future production levels and anticipated capital expenditures. These factors include a general slowdown in the economy or the RV market specifically and the introduction of new products from competitors. Please also refer to the Company's SEC reports, including, but not limited to its Annual Report on Form 10-K for the year ended December 31, 1999.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 18, 2000 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 5,780,599 shares of Common Stock were eligible to vote on the matters presented.

      1. The shareholders elected each of Mathew M. Perlot, Michael R. Jacque, Curtis W. Lawler, Connie M. Perlot, Jim L. Traughber, and Lawrence S. Black, by the votes indicated below, to serve on the Company's Board of Directors until the Company's next Annual Meeting of shareholders:


                                                                 Shares Against
                                    Shares in Favor                or Withheld         Abstentions
                                    ---------------              ---------------       -----------
Mathew M. Perlot                       5,634,918                     5,885                   0
Michael R. Jacque                      5,635,238                     5,565                   0
Curtis W. Lawler                       5,634,438                     6,365                   0
Connie M. Perlot                       5,634,918                     5,685                   0
Jim L. Traughber                       5,634,838                     5,965                   0
Lawrence S. Black                      5,635,838                     4,965                   0

Total Shares Eligible                  5,780,599
Total Shares Present                   5,640,803


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      11  Statement of Calculation of Average Common Shares Outstanding

      27  Financial Data Schedule

  (b) Reports on Form 8-K

      No Current Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SMC CORPORATION


Date:  August 11, 2000           By:  WILLIAM L. RICH
                                      ----------------------------------------
                                      William L. Rich
                                      Chief Financial Officer, SMC Corporation

                                EXHIBIT INDEX

Exhibit
  No.               Description
--------            ------------
  11                Statement of Calculation of Average
                      Common Shares Outstanding

  27                Financial Data Schedule