Form 10-Q
period 2000-09-30
SMC CORP
filed 2000-11-13
CIK 932129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                     Yes [ X ]               No [  ]

The number of outstanding shares of Common Stock at October 20, 2000:  5,745,599

                                 SMC CORPORATION
                               INDEX TO FORM 10-Q

                                                                                PAGE
                                                                                ----
Part I - Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheet - December 31, 1999 and
              September 30, 2000..................................................3

              Consolidated Statement of Operations - Three Months
              Ended October 2, 1999 and September 30, 2000....................... 4

              Consolidated Statement of Operations - Nine Months
              Ended October 2, 1999 and September 30, 2000....................... 5

              Consolidated Statement of Changes in Shareholders'
              Equity - Year Ended December 31, 1999 and Nine
              Months Ended September 30, 2000.................................... 6

              Consolidated Statement of Cash Flows - Nine Months
              Ended October 2, 1999 and September 30, 2000....................... 7

              Notes to Consolidated Financial Statements......................... 8

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................... 10

Part II - Other Information

    Item 4.   Submission of Matters to a Vote of Security Holders............... 14

    Item 5.   Other Information..................................................14

    Item 6.   Exhibits and Reports on Form 8-K.................................. 15

Signatures    .................................................................. 16

Exhibit Index................................................................... 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMC CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                          1999           2000
                                                                      ------------   ------------
                                                                              (UNAUDITED)
Assets
 Current assets:
 Cash and cash equivalents                                            $         26   $        294
 Accounts receivable, net                                                   15,056         11,065
 Inventories (Note 2)                                                       41,703         25,724
 Prepaid expenses and other                                                    292            603
 Deferred tax asset                                                          2,627          6,374
                                                                      ------------   ------------
      Total current assets                                                  59,704         44,060
Property, plant and equipment, net                                          13,978         14,462
Intangible assets, net                                                       1,756          1,616
Deferred tax asset                                                              43             43
Other assets                                                                   188            174
                                                                      ------------   ------------
     Total assets                                                     $     75,669   $     60,355
                                                                      ============   ============

Liabilities and shareholders' equity
Current liabilities:
  Notes payable                                                       $      9,464   $      2,346
  Current portion of long-term debt                                            364            499
  Accounts payable                                                          22,969         21,415
  Income taxes payable                                                         700             --
  Product warranty liabilities                                               3,481          4,026
  Current portion of capital lease obligation                                   21             21
  Accrued liabilities                                                        7,128          5,561
                                                                      ------------   ------------
     Total current liabilities                                              44,127         33,868
Long-term debt, net of current portion                                       8,646          9,223
Capital lease obligation, less current portion                                  17              1
                                                                      ------------   ------------
     Total liabilities                                                      52,790         43,092
                                                                      ------------   ------------
Shareholders' equity:
 Common stock, 30,000 shares authorized, and 5,780 and 5,745 shares
    issued and outstanding                                                   9,033          8,914
 Additional paid-in capital                                                  1,472          1,472
 Retained earnings                                                          12,374          6,877
                                                                      ------------   ------------
      Total shareholders' equity                                            22,879         17,263
                                                                      ------------   ------------
Total liabilities and shareholders' equity                            $     75,669   $     60,355
                                                                      ============   ============

    The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED
                                               OCTOBER 2,    SEPTEMBER 30,
                                                  1999           2000
                                               ----------    -------------
                                                      (UNAUDITED)
Sales                                          $   46,711    $      49,515
Cost of sales                                      41,699           46,664
                                               ----------    -------------
Gross profit                                        5,012            2,851
Selling, general and administrative expenses        4,796            4,679
Litigation and settlement costs                       705            1,074
                                               ----------    -------------
Loss from operations                                 (489)          (2,902)
Interest expense                                      416              486
Other (income) expense, net                        (1,122)              95
                                               ----------    -------------
Income (loss) before provision for taxes              217           (3,483)
Income tax expense (benefit)                           87           (1,393)
                                               ----------    -------------
Net income (loss)                              $      130    $      (2,090)
                                               ==========    =============
Net income (loss) per share - basic            $     0.02    $       (0.36)
                                               ==========    =============
Net income (loss) per share - diluted          $     0.02    $       (0.36)
                                               ==========    =============
Weighted average number of shares - basic           5,839            5,763
                                               ==========    =============
Weighted average number of shares - diluted         5,841            5,763
                                               ==========    =============

    The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                    NINE MONTHS ENDED
                                               OCTOBER 2,    SEPTEMBER 30,
                                                  1999            2000
                                               ----------    -------------
                                                      (UNAUDITED)
Sales                                          $  157,327    $     147,992
Cost of sales                                     141,962          139,483
                                               ----------    -------------
Gross profit                                       15,365            8,509
Selling, general and administrative expenses       13,593           13,680
Litigation and settlement costs                     1,981            2,254
                                               ----------    -------------
Loss from operations                                 (209)          (7,425)
Interest expense                                    1,060            1,455
Other (income) expense, net                        (1,417)             282
                                               ----------    -------------
Income (loss) before provision for taxes              148           (9,162)
Income tax expense (benefit)                           59           (3,665)
                                               ----------    -------------
Net income (loss)                              $       89    $      (5,497)
                                               ==========    =============
Net income (loss) per share - basic            $     0.02    $       (0.95)
                                               ==========    =============
Net income (loss) per share - diluted          $     0.02    $       (0.95)
                                               ==========    =============
Weighted average number of shares - basic           5,839            5,775
                                               ==========    =============
Weighted average number of shares - diluted         5,841            5,775
                                               ==========    =============

    The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                COMMON STOCK        ADDITIONAL
                                                      PAID-IN    RETAINED
                              SHARES     AMOUNT       CAPITAL    EARNINGS      TOTAL
                              ------    --------    ----------   --------    --------
Balance, December 31, 1998     5,890    $  9,604    $    1,472   $ 12,133    $ 23,209
Net income                        --          --            --        241         241
Stock repurchase                (110)       (571)           --         --        (571)
                              ------    --------    ----------   --------    --------
Balance, December 31, 1999     5,780       9,033         1,472     12,374      22,879
                              ------    --------    ----------   --------    --------
Net loss                          --          --            --     (5,497)     (5,497)
Stock repurchase                 (35)       (119)           --         --        (119)
                              ------    --------    ----------   --------    --------
Balance, September 30, 2000    5,745    $  8,914    $    1,472   $  6,877    $ 17,263
                              ======    ========    ==========   ========    ========

    The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                              NINE MONTHS ENDED
                                                                          OCTOBER 3,    SEPTEMBER 30,
                                                                             1999           2000
                                                                          ----------    -------------
                                                                                (UNAUDITED)
Cash flows from operating activities:
     Net income (loss)                                                    $       89    $      (5,497)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Gain on asset disposition                                           (1,340)             (10)
          Depreciation and amortization                                        1,679            1,611
          Changes in current assets and liabilities:
               Accounts receivable                                             6,477            3,991
               Inventories                                                   (21,252)          15,979
               Prepaid expenses, deferred taxes and other                        731           (4,058)
               Other assets                                                       23               14
               Accounts payable                                               (1,508)          (1,554)
               Income taxes payable                                               (6)            (700)
               Accrued liabilities and other obligations                         104           (1,022)
                                                                          ----------    -------------

Net cash provided by (used in) operating activities                          (15,003)           8,754
                                                                          ----------    -------------

Cash flows from investing activities:
     Capital expenditures                                                       (440)          (1,978)
     Lease abatement                                                           1,104               --
     Proceeds from sale of equipment                                           5,738               33
                                                                          ----------    -------------
Net cash provided by (used in) investing activities                            6,402           (1,945)
                                                                          ----------    -------------

Cash flows from financing activities:
     Net (repayments) borrowings on notes payable                              7,334           (7,118)
     Proceeds from long-term debt                                                750              712
     Principal payments on capital lease obligation                              (14)             (16)
     Repurchase of common stock                                                 (571)            (119)
                                                                          ----------    -------------
Net cash provided by (used in) financing activities                            7,499           (6,541)
                                                                          ----------    -------------

Net (decrease) increase in cash and cash equivalents                          (1,102)             268

Cash and cash equivalents, beginning of period                                 1,310               26
                                                                          ----------    -------------

Cash and cash equivalents, end of period                                  $      208    $         294
                                                                          ==========    =============

    The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2000 (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

2.  INVENTORIES

    Inventories by major classification are as follows (in thousands):

                                                 DECEMBER 31,   SEPTEMBER 30,
                                                     1999            2000
                                                 ------------   -------------
         Raw materials                             $15,506         $10,563
         Work-in-progress                           10,080          10,355
         Finished goods                             16,117           4,806
                                                   -------         -------
         Total                                     $41,703         $25,724
                                                   =======         =======

3.  EARNINGS PER SHARE

    Basic EPS is computed by dividing the net income by the weighted average actual shares outstanding for each period presented with no consideration as to the dilutive impact of the Company's outstanding stock options or warrants. Diluted EPS includes additional dilution from the effect of potential issuance of common stock, such as stock issuance pursuant to the exercise of stock options or warrants and the conversion of debt.

    Due to the Company's net loss, stock options accounted for using the treasury stock method would be antidilutive. Accordingly, 1,140,500 stock option plan shares have been excluded from the diluted net loss per share calculation for the three months and nine months ended September 30, 2000.

4.  RELATED PARTY TRANSACTIONS

    During the three month and nine month periods ended September 30, 2000 the Company purchased electronic parts for a total amount of $135,000 and $495,000, respectively, from a supplier company that is owned by a principal related to an officer of the Company.

5.  COMPREHENSIVE INCOME

    In June 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income (loss) for the three-month and nine-month periods ended October 2, 1999 and September 30, 2000 did not differ from net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected consolidated statement of operations data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.

                                         THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                                    PERCENTAGE                                     PERCENTAGE
                                                                      CHANGE                                         CHANGE
                                    OCTOBER 2,      SEPTEMBER 30,    IN DOLLAR      OCTOBER 2,      SEPTEMBER 30,   IN DOLLAR
                                       1999             2000          AMOUNTS          1999             2000         AMOUNTS
                                    ----------      -------------   -----------     ----------      -------------   ---------
Sales                                 100.0%            100.0%           6.0%         100.0%            100.0%          (5.9)%
Cost of sales                          89.3              94.2           11.9           90.2              94.3           (1.8)
                                      -----             -----                         -----             -----
Gross profit                           10.7               5.8          (43.1)           9.8               5.7          (44.6)
Selling, general and
  administrative expenses              10.3               9.4           (2.4)           8.6               9.2            0.6
Litigation and
   settlement costs                     1.5               2.2           52.3            1.3               1.5           13.8
                                      -----             -----                         -----             -----
Income (loss)from operations           (1.1)             (5.8)         493.5           (0.1)             (5.0)       3,452.6
Interest expense                         .9               1.0           16.8            0.7               1.0           37.3
Other expense (income)                 (2.4)               .2         (108.5)          (0.9)               .2         (119.9)
                                      -----             -----                         -----             -----
Pretax income (loss)                     .4              (7.0)      (1,705.1)           0.1              (6.2)      (6,290.5)
Income tax expense (benefit)             .2              (2.8)      (1,701.2)           0.0              (2.5)      (6,311.9)
                                      -----             -----                         -----             -----
Net loss                                 .2%             (4.2)%     (1,707.7)%          0.1%             (3.7)%     (6,276.4)%
                                      =====             =====                         =====             =====

     Sales increased 6.0% to $49.5 million for the third quarter of 2000 compared to $46.7 million for the comparable period in 1999. The sales revenue increase is attributed to a 40% increase in unit sales of Harney County product. Also contributing to the revenue increase was a modest 3% average price increase at the start of the new model year 2001 which began on July 1, 2000. The increase was negatively impacted by 17% lower unit sales of the Safari product. Beaver unit sales were relatively constant from year to year. Because there were so few unsold 2000 model units available at the end of the 2000 model year, discounts were very insignificant. There have been no discounts offered on units of the 2001 model year.

     Sales increased 9.0%, or $4.1 million for the third quarter of 2000 compared to second quarter of 2000. The Company believes this increase reflects a positive reception of the 2001 models introduced during the third quarter as well as the price increase previously discussed. Also, with the Company's emphasis on reducing inventories earlier this year, there were few prior model year coaches available in the third quarter and almost 90% of the third quarter sales were represented by the new model year coaches.

     For the nine months ended September 30, 2000, revenues decreased 5.9% from $157.3 million in 1999 compared to $148.0 million for the same period of 2000. This was the result of large revenues in the first quarter of 1999 that were not matched in the first quarter of 2000. Unit sales for the nine months ended September 30, 2000 of both the Safari and Beaver product were lower than in the same period of 1999; however, Harney product unit sales were higher than in 1999.

     Gross profit for the quarter ended September 30, 2000 decreased 43.1% from $5.0 million in 1999 to $2.9 million for the third quarter of 2000. This was a result of lower production levels in July, as the shift to build to order production rather than build to forecast production methods continued. Also, the introduction of the 2001 model involved many changes and upgrades and as a result, additional production costs were incurred during this time period. The Company believes that costs associated with the production methodology change and the 2001 model changes have been incurred and additional costs, if any, will be minimal.

     In the nine month comparison, gross profits decreased in 2000 by 44.6% to $8.5 million from $15.4 million. This decrease is also explained by the factors above.

     Selling, general, and administrative expenses decreased by approximately $117,000 or 2.4% to $4.7 million for the quarter ended September 30, 2000 from $4.8 million for the comparable period of 1999. For the nine-month period ended September 30, 2000, selling, general, and administrative costs increased 0.6% to $13.7 million from $13.6 million for the same period in 1999. Administrative expenses decreased approximately $600,000 due to reductions in accounting and finance costs, while sales and marketing expense increased by approximately $682,000. The additional marketing costs were incurred during the first and second quarters of 2000 primarily from promotional costs and personnel expense.

     Litigation and settlement costs increased 52.3% to $1.1 million for the third quarter of 2000 from $705,000 in the comparable period of 1999. Litigation and settlement costs increased 13.9% to $2.3 million for the nine month period ended September 30, 2000 from $2.0 million for a comparable period in 1999.

     Given the factors affecting gross margin, selling, general and administrative expenses, and settlement and litigation expenses, operating results decreased to a loss of $2.9 million for the third quarter of 2000 compared to a loss of $489,000 in the comparable period of 1999. An operating loss of $7.4 million was recorded for the nine months ended September 30, 2000 compared to operating loss of $209,000 for the same period in 1999.

     Interest expense increased 16.8% to $486,000 for the third quarter of 2000 from $416,000 in the comparable period of 1999. Interest expense increased 37.3% to $1.5 million for the nine-month period ended September 30, 2000 from $1.1 million for the comparable period in 1999. This is a result of both higher average interest rates and a higher average utilization of the credit line as compared to the prior year. However, at September 30, 2000, the Company had decreased the outstanding balance on the operating line of credit by approximately $5.0 million or 73% from October 2, 1999.

     In the comparison of other income and expense, in 1999, the Company recorded a one time gain of $1.1 million when the corporate aircraft was sold. This compares to a $95,000 expense recorded for the same period in 2000. For the nine month period, the Company recorded one time gains from the sale of other assets as well as the aircraft previously mentioned. Net of other expenses, these gains amounted to $1.4 million in 1999 compared to expenses of $282,000 recorded in the first nine months of 2000.

     Net loss after tax for the third quarter of 2000 was $2.1 million, compared to a net loss of $130,000 for the third quarter of 1999. Net loss after tax was $5.5 million for the nine months ended September 30, 2000, a decrease from net income of $89,000 in 1999.

     The Company's revenues historically have been subject to some seasonal fluctuation. Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter ending September 30. The 2001 model year incorporated many significant and substantial changes to virtually all products. These changes have been well received in the market place as evidenced by increased sales to dealers and record sales by dealers at the Company's homecoming events held in September, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2000, SMC generated cash flow from operations of $8.8 million. This compares to a negative cash flow from operations of $15.0 million recorded at October 2, 1999. This improvement of $23.8 million in cash flow from operations was primarily the result of significant inventory and receivables reductions that were offset by reductions in accounts payable and the increased net loss. During the first nine months of 1999, inventories increased over $21.3 million versus a reduction of $16.0 million during the same time period in 2000. In addition, rather than borrowing $7.3 million as the Company did in the first nine months of 1999, SMC paid down $7.1 million in notes payable during the first nine months of 2000.

     The Company anticipates that its aggregate net capital expenditures for 2000 will be approximately $2.0 million. The Company plans to use cash generated from operations and borrowings under its credit arrangements to fund these expenditures.

     The Company has an operating line of credit of $10.0 million and a real estate line of credit of $8.0 million. As of September 30, 2000, $8.0 million was available on the operating line of credit and $542,000 was available on the real estate line of credit. Of the amounts outstanding on these two lines of credit, $8.0 million is at the prime-based interest rate of 11.5% and the remaining amounts are at the prime rate of 9.5%. These amounts are secured by all assets not specifically identified in other financing obligations. The terms of the revolving credit and equipment financing agreements require compliance with certain financial covenants and other covenants. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. The Company was in compliance with all covenants and agreements at September 30, 2000.

     Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of September 30, 2000, the Company estimates its total contingent liability under repurchase obligations was approximately $95.4 million. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company. Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

FORWARD LOOKING STATEMENTS: The statements in this report may be regarded as forward looking statements. A number of factors could cause actual results to differ materially from these statements, including statements regarding future sales and production levels and anticipated capital expenditures. These factors include a general slowdown in the economy or the RV market specifically and the introduction of new products from competitors. Please also refer to the Company's SEC reports, including, but not limited to its Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     11   Statement of Calculation of Average Common Shares Outstanding

     27   Financial Data Schedule

(b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SMC CORPORATION



Date: November 6, 2000                  By: WILLIAM L. RICH
                                           -------------------------
                                        William L. Rich
                                        Chief Financial Officer, SMC Corporation

                                  EXHIBIT INDEX

Exhibit
  No.                         Description
  ---                         -----------

  11   Statement of Calculation of Average Common Shares Outstanding

  27   Financial Data Schedule