Form 10-K
period 2000-12-31
SMC CORP
filed 2001-04-02
CIK 932129

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2000 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         __________

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 15, 2001: $5,019,347. For purposes of this calculation, officers and directors are considered affiliates.

    Number of shares of Common Stock outstanding at March 15, 2001:  5,745,599.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                  Part of Form 10-K into
DOCUMENT                                          WHICH INCORPORATED

Proxy Statement for 2001 Annual
  Meeting of Shareholders                             Part III

                                TABLE OF CONTENTS


Item of Form 10-K                                                              Page
-----------------                                                              ----
PART I       ....................................................................1

Item 1            Business  .... ................................................1

Item 2            Properties....................................................15

Item 3            Legal Proceedings.............................................15

Item 4            Submission of Matters to a Vote of Security Holders...........16

PART II.........................................................................17

Item 5            Market for the Registrant's Common
                  Equity and Related Shareholder Matters........................17

Item 6            Selected Financial Data.......................................18

Item 7            Management's Discussion and Analysis
                  of Financial Condition and Results of Operations..............20

Item 7(a)         Quantitative and Qualitative Disclosures
                  About Market Risk.............................................26

Item 8            Financial Statements and Supplementary Data.................. 26

Item 9            Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure........................26

PART III........................................................................27

Item 10           Directors and Executive Officers of
                  the Registrant................................................27

Item 11           Executive Compensation........................................28

Item 12           Security Ownership of Certain Beneficial
                  Owners and Management.........................................28

Item 13           Certain Relationships and Related Transactions................28

PART IV.........................................................................29

Item 14           Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.......................................29

SIGNATURES        ..............................................................32


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

This select segment was targeted from SMC's founding and the Company rapidly grew to become a leader in the luxury market. Mathew Perlot, SMC's founder and Chairman of the Board of Directors, considered this market particularly attractive - anticipating the aging of the "baby boomers" and believing that this maturing, affluent group would provide growing support for this product. The initial product included coaches ranging from 30 to 34 feet and retailed for about $100,000. Over the next several years SMC expanded its product offerings to both higher and lower price points, to include coaches ranging in length from 24 to 45 feet, and with retail prices ranging from $128,000 to $757,000.

Magnum began production of chassis for Safari products in 1993 and has since expanded operations to provide chassis for seven of the eight model lines of Safari and Beaver products. By manufacturing chassis specially designed for applications in the recreational vehicle (RV) industry, the Company believes it has quality, ride and cost advantages over competitors that do not build their own chassis. In 1997, a new chassis was developed for the Beaver Marquis. Previously, the Marquis was constructed on a purchased Gillig brand chassis. Gillig ceased production of the chassis in 1997. Magnum acquired the rights to manufacture the chassis from Gillig and, after making some modifications for the Marquis' specific requirements, now produces the chassis at a lower overall cost to the Company. Magnum now produces the chassis for all of the Company's Class A models except the Trek, resulting in significant overall costs savings to the Company.

SMC acquired the Beaver brand names and production facilities in 1994. At that time the Beaver product ranged in retail price from $180,000 to $350,000. The line has since been broadened to include a lower-priced coach, the Monterey. In 1999, Beaver introduced the Amethyst Marquis, a 42 foot tag axle coach that retails for over $436,000. This expansion of product offerings has enabled Beaver to expand distribution of its products.

In 1999, the Solitaire, a bus conversion product, was also introduced. Its features are similar to those found in luxury buses and it carries a starting retail price of $729,000.

In 1996, the Company began to seek product opportunities in the lower-priced segment of the recreational vehicle industry when it entered the Class C market through acquisition of a facility in the Midwest. The Company continued its penetration into the upper range Class C market in 1997 through its operations at HCO and the introduction of a Safari brand Class C motor coach. In 1998 the Company introduced the Desperado, another Class C model. As the Class C market grew, the Company determined that its emphasis on quality and high end features versus high volume, low cost coaches created a competitive disadvantage. Therefore, the Company discontinued this line in 2000 to more fully concentrate on the high line luxury models.

Also, at the HCO facility, the Renegade, a new Class A motor coach, was introduced in 1998. With retail prices starting at $154,000, the Renegade is targeted toward the entry-level of the Class A market -- buyers that are value-oriented but still demanding features and quality. Products in this segment of the market have become very popular. In 1999, the Company upgraded the Renegade and introduced the Riata as the entry level product at HCO. The Riata retails in the $128,000 to $143,000 range. The production facility is located in Hines, Oregon and has ample production capacity to meet expected demand for both the Renegade and Riata.

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


                                                  1996        1997        1998        1999      2000
                                                  ----        ----        ----        ----      ----
                                                        (In thousands, except percentage data)
UNIT SHIPMENTS FROM MANUFACTURERS TO DEALERS:
  All recreational vehicles                      466.8       438.8       441.3       473.8      418.3
  All motor coaches                               55.3        55.0        63.5        71.6       60.9
  Class A motor coaches                           36.5        37.6        42.9        49.4       41.0

UNIT RETAIL SALES AND MARKET SHARE DATA:
  High-line motor coaches                          4.2         4.4         4.1         4.5        3.1
  SMC percentage of high-line market:            29.1%       27.6%       25.3%       22.6%      23.1%
                                                 =====       =====       =====       =====      =====

SMC focuses primarily on the high-line segment of the Class A motor coach market. Class A motor coaches incorporate kitchen, sleeping and bathroom facilities built on a self-powered chassis. For reasons of cooling and drive train engineering, almost all motor coaches are powered either by a gasoline engine mounted in the front or a diesel engine mounted in the rear. Diesel pushers are more expensive, but can be built at greater lengths and are generally more powerful. Most high-line coaches are diesel pushers - with horse power ratings over 300, and at this time nearly all high-line diesel pushers retail for approximately $200,000. Although the Trek shares many high-line features of the Company's other models, its retail price ranges from $92,000 to $117,000, and it is therefore excluded from market data compiled for high-line products.

The high-line segment of the Class A RV market has seen consistent growth since 1989, and in recent years this market has attracted many other companies. Many "mainstream" RV builders, such as Fleetwood, Winnebago, and Coachmen, have developed offerings in this market. Meanwhile, some luxury builders, such as Monaco Coach and Country Coach, have broadened their product lines. Others are merging into larger conglomerates: Beaver Coaches was acquired by SMC in 1994; Holiday Rambler was purchased by Monaco Coach in early 1996; and Country Coach was acquired by National RV Holdings in late 1996.

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

LOW INTEREST RATES

Interest rate levels affect the cost of a motor coach for consumers who finance their purchase and, more significantly, the cost of inventory maintenance for motor coach dealers. Recent periods of increasing interest rates have caused some dealers to reduce their inventories, thus impacting the Company's sales. However to date in 2001, interest rates have decreased and the Company believes this should strengthen wholesale demand.

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

SALES AND MARKETING

SMC has three distinctive brands that are marketed through separate dealer networks. (Sales of Class C motor coaches to date have not been a significant part of the Company's business.) The Beaver, Safari, and Harney products are differentiated to help increase total penetration of the high-line market.
The Beaver product is marketed as an upscale luxury RV. Its fiberglass wall construction, air suspension, and "classic" RV styling places the Beaver models near the top of high-line coaches. The Safari product is designed for a midrange luxury customer. Its aluminum exterior is unique in this market, and innovations such as the VR2-TM- Suspension and power disk brakes further separate the Safari from the rest of the luxury RV market. The Harney product is designed to attract entry level and first time buyers in the Class A luxury market. While it incorporates several luxury features into its design, the use of more economical materials and assembly methods allow a lower price.

The Company markets its products through independent dealers throughout the United States and Canada. Few dealers carry both the Safari and Beaver brand products. Total Class A dealer locations were 94, 104, and 86 as of December 31, 1998, 1999 and 2000 respectively. The Company grants exclusive distribution rights to a dealer within a geographic region. Dealers are selected based on location, financial stability, marketing expertise, sales history, integrity and repair and service capability. The Company provides a variety of support services to its dealers, including promptly supplied product literature, display materials and space rental subsidies at trade shows and exhibitions, and a dealer newsletter with updates on product development and other product information. The Company offers training and technical support to dealer salespeople through its in-house "university" programs. The Company representatives visit dealers on a regular basis for sales training and assistance.

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

The Company takes several steps to reduce its exposure to coach repurchase risk. A dealer is typically required to make periodic payments of principal, referred to as a "curtailment," to the flooring financing institution commencing in the seventh month after purchase of the coach. A coach manufacturer may waive these curtailment payments at the request of a dealer under certain circumstances, but the Company generally will not do so unless the dealer owes no more than 90% of the wholesale price of the coach. The Company also monitors the inventory levels and financial circumstances of its dealers through reports generated by the flooring institutions and through frequent contact by its sales personnel with the dealers. The Company believes, however, that its most fundamental protection against significant loss due to repurchase obligations is the production and marketing of motor coaches that are sufficiently popular to enable the Company quickly to resell, at satisfactory prices, any coaches it may be required to repurchase. In 1998, 1999, and 2000, the Company repurchased a total of 8, 3, and 7 motor homes respectively under the requirements of the repurchase obligations. No significant losses were incurred upon the subsequent resale of the motor homes.

One significant dealer defaulted on its obligations in 2000 resulting in a potential repurchase of 44 units. Details of this event were disclosed in the Company's Form 8-K report filed on January 10, 2001. Although the Company was not required to repurchase the coaches at December 31, 2000, a provision for sales returns of $3.3 million with a gross profit impact of $800,000 was recorded for specific coaches estimated to be repurchased. In 2001, additional buyers, both dealers and retail customers, were found for the coaches comprising the provision and consequently the provision was reversed in the first quarter of 2001. Thus, there was no materially adverse impact of this event.

In 2000, one dealer accounted for 19% of sales. Another dealer accounted for 13% in the year 2000, and 12% and 14% in the years 1999 and 1998, respectively. (This dealer ceased operations in late 2000 and has been replaced by two new dealers.) A third dealer accounted for 11% of the sales in the year 2000.

PRODUCT INFORMATION BY SUBSIDIARY

SOLITAIRE

The Solitaire was introduced in the third quarter of 1999. It is built on Magnum monocoque chassis and has a tag axle design. The coach measures forty-five feet in length and is by far the most luxurious product produced by SMC. With a retail price ranging from $729,000 to $757,000, it is designed to compete with luxury bus conversions. The amenities of the Solitaire are similar to those found in luxury buses retailing in excess of $1 million. This product is a limited production model and is manufactured at the Beaver facility.

BEAVER

MARQUIS

The Marquis is positioned at the top of the Beaver product line. With retail prices of over $436,000, it is one of the most expensive and luxurious motor coaches in production today. The Marquis has traditionally been the most visible and best recognized of the Beaver models. The Marquis motor coach was further upgraded in 1997 to its current ultra-luxury position. As part of this strategy, production of the Marquis was slowed and a craftsman-intensive team production program was developed to produce each vehicle. New cabinet technologies were introduced, allowing the use of exotic veneers and richer lacquers. The Marquis is now positioned as a prestige product. Previously built on a chassis supplied by an outside supplier, in 1997 the Company began building the Marquis on a chassis developed by Magnum at an overall cost savings for the Company. In 1999, the Company introduced the Amethyst Marquis which is a forty-two foot, tag axle model carrying the most features and highest price of any Marquis.

PATRIOT

In July 1995, SMC introduced the 1996 Patriot on the all-new Magnum B-Series chassis. This new Magnum chassis replaced a chassis from an outside chassis vendor used since the Patriot model was introduced in 1992. The Patriot model has a retail price ranging from $247,000 to $346,000, depending upon options, including the upgraded Thunder option which features a powerful 425-horsepower engine and a heavy-duty transmission. Since the Marquis upgrade in 1997, the Patriot has successfully filled the niche of the original Marquis product.

CONTESSA

In 1997, the Company introduced the completely redesigned Contessa, which had been a Beaver model prior to the acquisition of Beaver in 1994. The Contessa is a high-end coach powered by a 330-horsepower engine that retails from $216,000 to $275,000, depending upon options.

MONTEREY

The Monterey was the first all-new Beaver product since the acquisition of Beaver in 1994. Retailing from $180,000 to $223,000, depending upon options, the Monterey provides Beaver with a product priced for broader appeal. An air-ride option has been developed to provide the traditional RV owner an alternative which is typically seen in high-line motor coaches.

SAFARI

CONTINENTAL

The Continental is the flagship product from Safari. Its design and technology features include disk brakes, Magnum Intellidrive computerized monitoring display, and Magnum Air Chassis all as standard equipment. The coach is driven by a 330hp Caterpillar engine and features an Allison MD3030 transmission with six forward speeds and two overdrives. The Continental retails from $304,000 to $330,000, depending upon options, including the Panther option which features a powerful 425-horsepower engine and a heavy-duty transmission.

SERENGETI

As the oldest of the Safari brand names, the Serengeti has been a core Safari product since its introduction in 1988. The Serengeti retails from $221,000 to $288,000, depending upon options, and its sibling, the Ivory model, occupies the higher end of that price range.

ZANZIBAR

The Zanzibar was introduced in 1998. The standard equipment offers an array of features found on higher priced models, but at an entry level price. It is constructed on the Magnum `R' chassis. The Zanzibar model retails from $164,000 to $202,000, depending on the options. This model has quickly become one of Safari's best sellers.

CHEETAH

In late 1999, this new Class A diesel pusher model was introduced to compete as an entry level product retailing in the $128,000 to $149,000 range. Market analysis indicates that a strong demand exists for an entry level diesel pusher as more consumers enter the RV market and those already owning gas RVs seek the enhanced performance of a diesel pusher product. The Cheetah is built on BF Goodrich's Torsilastic suspension system that is otherwise available on bus conversions in the $1 million retail price range.

TREK

The Trek is constructed on a Workhorse chassis powered by a gasoline engine. As the lowest priced SMC Class A motor coach, it is intended to acquaint new customers with SMC's products and attract them to the RV lifestyle. Equipped with SMC's patented Electro-Majic bed, the Trek occupies a niche in the otherwise competitive gas coach market. The Trek retails from $92,000 to $117,000, depending upon options.

HARNEY COUNTY OPERATIONS (DBA HARNEY COACH WORKS)

RENEGADE CLASS A

The Renegade is constructed on Magnum `R' series chassis with a Cat 330hp engine. Shipments began in January 1998. In 1999, the Renegade was upgraded and now retails from $154,000 to $172,000. The Renegade is still targeted to the expanding entry level Class A market which offers many features of the higher-line models, but at a more affordable pricing structure.

RIATA

In late 1999, this new Class A diesel pusher model was introduced to compete as an entry level product retailing in the $128,000 to $143,000 range. Similar to the Cheetah, the Riata's design is distinct to the products made at the Harney facility. Market analysis indicates that a strong demand exists for an entry level diesel pusher as more consumers enter the RV market and those already owning gas RVs seek the enhanced performance of a diesel pusher product. The Riata's 300hp engine and six speed transmission are significant features not available in competitive coaches.

BACKLOG

Motor coach dealers, particularly those with a relatively large sales volume, from time to time indicate to motor coach manufacturers the number of coaches they expect to purchase in the following months. While the Company regularly receives such indications, the Company includes in its backlog only purchase orders it has received that are sufficiently complete as to specifications (color, floor plan, options, etc.) to permit the Company to schedule production of the coach. Consequently, backlog generally represents orders for coaches scheduled to be manufactured and shipped in the following 45 to 90 days. The Company's backlog at December 31, 2000 was $20.3 million, compared to backlog of $24.4 million at December 31, 1999. Backlog can fluctuate substantially as the result of the receipt of purchase orders in connection with various major motor coach shows and rallies, which are not held at even intervals throughout the year. Consequently, and because orders are generally cancelable without penalty, the amount of backlog at any date is not necessarily indicative of sales in future periods. To date, order cancellations have not been material.

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

To ensure customer satisfaction, enhance dealer relations and increase positive word of mouth advertising, the Company embarked on a significant upgrade of its entire customer service process. Changes include:

- A strict process for handling incoming letters and calls, whether positive or negative, was put in place. Every contact is tabled, with an assigned party with appropriate authority responsible for resolving any issues at hand. Contacts are not removed from the table until the customer has indicated satisfaction.

-    A corporate manager was assigned to monitor the overall process.

-    Very experienced National Service Director hired.

- Each individual issue is reviewed for fundamental cause, and assignments are made to resolve the underlying problem for this and future customers including direct communication with manufacturing or others as necessary.

- Any potential legal issues are reviewed and resolved in the most cost-effective basis after determining the Company's expected liability. In-house counsel was hired and legal case management began in earnest.

- Service processes were reviewed to find methods to proactively recognize and resolve manufacturing issues that could lead to customer dissatisfaction or culminate in future legal issues. Op-code reporting by division and repetitive repair initiated. CSI survey reporting and claim analysis began for all service facilities including our own.

- Our then existing two technician call centers are split by brand to improve technical competence, the computer systems are improved, and service history filing systems are modified to provide improved information flow.

- Company wide bulletin process initiated providing manufacturing operations with immediate notice of customer concerns, and to insure that all technicians have access to most current information.

- Service Procedures and Policies manual written outlining dealer responsibilities that assist in the prevention of legal claims. Dissemination is in process.

MANUFACTURING

The Company uses current production techniques in its coach manufacturing process. These techniques emphasize teamwork, include significant input from worker teams and employ just-in-time inventory controls to improve product quality and manufacturing efficiencies.

The Company believes its coach manufacturing operations are vertically integrated to a substantial degree compared to most other high-line motor coach builders. Components of the Company's motor coaches produced by the Company include the chassis constructed by the Magnum subsidiary, the end caps, side walls and fiberglass components manufactured by the CTI subsidiary, and the electronics and electrical harnesses for both the chassis and house portion manufactured by the ED&A subsidiary. The Company also produces its own hardwood cabinets, countertops, and portions of the interior upholstery. The Company believes this in-house production of certain components results in cost savings to the Company and greater control over quality and inventory.

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

PRODUCT DESIGN AND PATENTS

The Company strives to be a design innovator in motor coach floor plans, interior features, coach amenities and mechanical systems and believes it is generally recognized in the industry as a design leader. Among the innovations introduced by the Company are the first use of a side aisle floor plan, the Electro-Majic bed, a rear-mounted cooling system, 110 volt residential-style lighting, the successful use of Torsilastic suspension on a high-line motor coach, and the "jackless" automatic leveling system. The Company updates the fabrics, carpets, fixtures and floor plans of its coaches each year and plans for a complete redesign of each model every three to four years.

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

In addition, the Company was the first RV manufacturer to use BF Goodrich's patented "Velvet Ride" torsilastic suspension in its Safari brand coaches. Now called VR2, these systems include special links that stabilize the suspension and provide the highest roll centers on the market.

SMC was the first RV manufacturer to use 110 VOH residential style lighting as well as the leading edge Vehicle Monitoring Systems (VMS) to communicate directly with the engine and transmission and monitors engine output, temperatures and other critical elements on an easy to view screen.

SMC also developed specially angled slide roofs that eliminate the need for unsightly slide awnings.

Recently, SMC has designed and has a patent pending on an automatic jackless leveling system for its coaches that use air bag suspension. This device, when actuated, will automatically level the coach using the suspension rather than jacks that lift the coach off the ground.

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

EMPLOYEES

At December 31, 2000 the Company had 1,310 full-time employees. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage, slowdown or strike. The Company believes it maintains good employee relations.

ITEM 2.  PROPERTIES

The Company's Safari and Magnum manufacturing facilities are located in Harrisburg, Oregon on property owned by the Company. The Safari manufacturing facility consists of buildings totaling 163,000 square feet on 16 acres, with 11,300 square feet of office space and 151,700 square feet of manufacturing space. The Magnum manufacturing facility consists of four buildings with a combined size of approximately 93,000 square feet on 14 acres. The Company's Beaver manufacturing facility and corporate headquarters are located in Bend, Oregon and consist of buildings totaling 141,000 square feet on 11 acres that are leased on a long-term basis. In January 1996, the Company purchased a 176,000 square foot building on 16 acres in Hines, Oregon to meet future production requirements. The Company leases a 13,000 square foot facility in Bend, Oregon where ED&A operates. The present lease has an option to renew through December of 2005.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising out of its operations in the normal course of business, including claims under the "lemon laws" of various states. In 1998, 1999, and 2000, the costs of all claims including legal fees were $2.9 million, $2.8 million, and $2.9 million respectively. The Company establishes a reserve for a case when a judgement has been entered and the company appeals that judgement. Due to the inconsistencies of state laws and judicial interpretations of these laws, the Company can not anticipate in which cases it will prevail. As a result, the Company often seeks to resolve these matters before litigation takes place.

On March 7, 2001, a case involving certain employment practices was heard in the Federal District court in Eugene, Oregon. The case involved an alleged incidence of harassment by co-workers in 1997. Of the three counts filed by the plaintiff, the jury found in favor of the Company on two of the counts. On the third count that alleged the Company allowed a hostile environment to exist, the jury found for the plaintiff and awarded $100,000 and $1.0 million in punitive damages. The court, however, has not entered judgment for the plaintiff and the judge has undertaken a quite unusual action and invited the filing of motions for a new trial and for a reduction in the amount of the judgment. The Company has filed such motions, but, although it is optimistic that the court will grant it some relief, there is no assurance the court will do so, and any relief granted by the court will likely be immediately appealable by the plaintiff.

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

At March 15, 2001 there were 83 shareholders of record of the Company's Common Stock and 5,745,599 shares were outstanding. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

The Company has not paid any dividends in 2000 or 2001. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2000 have been derived from the audited financial statements of the Company. This data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.




                                                                       YEAR ENDED DECEMBER 31
                                        ------------------------------------------------------------------------
                                              1996           1997            1998            1999        2000
                                        ------------   ------------  -------------  ---------------  -----------
                                               (In thousands, except per share and other operating data)
STATEMENT OF INCOME DATA:
Sales                                    $200,835       $203,019       $217,485         $215,540       $190,701
Cost of sales                             174,457        175,809        195,405          194,127        175,720
                                        ------------   ------------  -------------  ---------------  -----------
Gross profit                               26,378         27,210         22,080           21,413         14,981
Selling, general and administrative
expenses                                   16,668         17,968         17,610           18,099         18,175
Restructuring expense                       2,392             --             --               --             --
Litigation and settlement costs               933          1,385          2,849            2,808          2,845
                                        ------------   ------------  -------------  ---------------  -----------
Income (loss) from operations               6,385          7,857          1,621              506        (6,039)
Interest/other expense                        418            813            940              155          2,897
                                        ------------   ------------  -------------  ---------------  -----------
Income (loss) before provision for
   income taxes                             5,967          7,044            681              351        (8,936)
Provision (benefit) for income              2,384          2,798            272              110        (3,573)
   taxes
                                        ------------   ------------  -------------  ---------------  -----------
Net income (loss)                        $  3,583       $  4,246       $    409         $    241       $(5,363)
                                        ============   ============  =============  ===============  ===========
Net income (loss) per share - basic      $    .55       $    .65       $    .06         $   .04        $  (.93)
                                        ============   ============  =============  ===============  ===========
Net income (loss) per share - diluted    $    .54       $    .65       $    .06         $    .04       $  (.93)
                                        ============   ============  =============  ===============  ===========
Weighted average shares outstanding
    basic                                   6,563          6,506          6,429            5,825          5,767
                                        ============   ============  =============  ===============  ===========
Weighted average shares outstanding
   diluted                                  6,661          6,507          6,429            5,825          5,767
                                        ============   ============  =============  ===============  ===========

OTHER OPERATING DATA:
Coaches sold                                1,859          1,765          1,706            1,584          1,330


                                                                      DECEMBER 31,
                                      -----------------------------------------------------------------------------
                                             1996           1997           1998             1999           2000
                                      ---------------   -----------     ----------       ----------    ------------
                                                                     (In thousands)
BALANCE SHEET DATA:
Current assets                            $39,740        $39,081        $45,453          $59,704        $49,671
Property and equipment                     19,584         18,585         20,551           13,978         12,827
Total assets                               61,920         59,842         68,020           75,669         64,641
Current liabilities                        34,225         29,335         36,492           44,127         38,631
Long-term debt                              6,626          5,376          7,353            8,646          8,613
Shareholders' equity                       20,994         24,293         23,209           22,879         17,397
----------------


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


                                                                                    PERCENTAGE CHANGE IN
                                       YEAR ENDED DECEMBER 31,                      DOLLAR AMOUNTS FROM
                               ---------------------------------------            ---------------------------
                                                                                     1998          1999
                                     1998           1999        2000               TO 1999       TO 2000
                               ----------     ----------  ------------            ----------     ------------
Sales                               100.0%         100.0%      100.0%                 (0.9)%        (11.5)%
Cost of sales                        89.8           90.1        92.1                  (0.7)          (9.5)
                               -----------    -----------  ----------
Gross profit                         10.2            9.9         7.9                  (3.0)         (30.0)
Selling, general and
 administrative expenses              8.1            8.4         9.5                   2.8             .4
Litigation and
 settlement costs                     1.3            1.3         1.5                  (1.4)           1.3
                               -----------    -----------  ----------
Income (loss) from operations         0.8            0.2        (3.1)                (68.8)      (1,293.5)
Interest expense                      0.4            0.7         1.0                  89.2           26.7
Other (income) expense                0.1           (0.6)        0.5              (1,189.0)        (168.6)
                               -----------    -----------  ----------

Pretax income (loss)                  0.3            0.1        (4.6)                (48.5)      (2,645.9)
Provision (benefit) for
 income taxes                         0.1            0.0        (1.9)                (59.6)      (3,348.2)
                               -----------    -----------  ----------
Net income (loss)                     0.2%           0.1%       (2.7)%               (41.1)      (2,325.3)
                               ===========    ===========  ==========


2000 COMPARED TO 1999

Consolidated sales decreased by $24.8 million, or 11.5%, to $190.7 million in 2000 from $215.5 million for 1999. Safari sales decreased from 1999 levels by $21.2 million, or 22.2%, to $74.6 million in 2000. Beaver sales decreased from 1999 levels by $2.2 million, or 2.6%, to $85.7 million in 2000. Sales at the HCO division decreased by $878,000, or 3.2%, to $26.7 million for 2000 from $27.6 million for 1999.

Consolidated unit coach sales decreased by 254 units, or 16.0%, to 1,330 units in 2000 from 1,584 units in 1999. Safari unit coach sales decreased by 167 units, or 20.8%, to 634 units in 2000 from 801 units in 1999. Beaver unit coach sales decreased by 67 units, or 14.5%, to 394 units in 2000 from 461 in 1999. HCO unit sales decreased by 20, or 6.2%, to 302 units in 2000 from 322 units in 1999. These decreases are consistent with industry performance at the wholesale level. The Company's retail market share, however, increased in 2000 by 2.2%.

Even though wholesale unit sales decreased by approximately 16.0% in 2000 from 1999, the average revenue per coach increased by 5.4%. The impact of product mix was not significant. The increase in revenue per coach is a function of consumer preferences for more optional features on the coaches.

Consolidated gross profit margins decreased $6 million, or 30.0%, and decreased as a percentage of sales to 7.9% from 9.9% in 1999. The impact of lower sales volumes account for approximately $3.2 million of the decline in gross profit. In addition, the Company incurred a nonrecurring loss in certain metal fabrication operations that impacted gross profit by approximately $730,000. These operations ceased in September 2000. Fixed costs, primarily at Beaver, Harney and CTI, increased by approximately $640,000. Other production related costs associated with model change and the switch to a "build to order" versus "build to forecast" increased by approximately $700,000 and were incurred primarily at the Safari facility. Warranty costs increased by $900,000. This was primarily attributable to a $1.5 million increase in "goodwill" repair costs. These goodwill costs represent repairs that were not required to be performed under the Company's warranty policy but were completed nonetheless to maintain and bolster the Company's excellent customer service record. Repair costs required under the warranty policy actually decreased by $600,000.

Selling, general, and administrative expenses increased by $76,000, or .4%, to $18.2 million in 2000 from $18.1 million in 1999. As a percentage of sales, selling, general and administrative expenses increased to 9.5% from 8.4% of sales for 2000 and 1999, respectively. Selling costs for the year increased by approximately $800,000 primarily at Beaver and Harney primarily as the result of increased sales commissions and spiffs of $250,000 and increased dealer support programs of $490,000. Administrative costs declined by $721,000 due to reductions in accounting and administrative staff.

Interest expense increased 26.7% to $1.9 million in 2000 from $1.5 million in 1999 as the result of a higher utilization of the operating credit line and higher interest rates. Other expenses were higher in 2000 as the result of the losses on assets sold from certain metal fabricating operations and a one-time gain recorded in 1999 from the sale of the Company's aircraft.

The Company's effective tax rate was 39.9%, resulting in an income tax benefit of $3.6 million compared to an effective rate of 31.3% and an income tax provision of $110,000 for 1999. The primary impact creating the lower rates in 1999 was a state energy credit received from its HCO and CTI operations. The 1999 provision also includes some energy credit carryforwards received in 1999 that relate to a prior period.

Net income after tax decreased $5.6 million to a net loss of $5.4 million from 1999's net income after tax of $241,000. This is a result from the factors affecting gross margin, as discussed earlier.

1999 COMPARED TO 1998

Consolidated sales decreased by $1.9 million, or 0.9%, to $215.5 million in 1999 from $217.5 million for 1998. Safari sales decreased from 1998 levels by $3.0 million, or 3.1%, to $95.8 million in 1999. Beaver sales decreased from 1998 levels by $2.1 million, or 2.4%, to $87.9 million in 1999. Sales at the HCO division increased by $3.8 million, or 16.1%, to $27.6 million for 1999 from $23.8 million for 1998.

Consolidated unit coach sales decreased by 122 units, or 7.2%, to 1,584 units in 1999 from 1,706 units in 1998. Safari unit coach sales decreased by 100 units, or 11.1%, to 801 units in 1999 from 901 units in 1998. Beaver unit coach sales decreased by 38 units, or 7.6%, to 461 units in 1999 from 499 in 1998. HCO unit sales increased by 16, or 5.2%, to 322 units in 1999 from 306 units in 1998.

Even though unit sales decreased by approximately 7% in 1999 from 1998, the average revenue per coach increased by 6.7%. The impact of product mix was not significant. The increase in revenue per coach was a function of consumer preferences for more optional features on the coaches.

Consolidated gross profit margins decreased $667,000 or 3.0% and decreased as a percentage of sales to 9.9% from 10.2% in 1998. The impact of lower sales volumes account for approximately $200,000 of the decline in gross profit. The remainder of the variance was a function of a $3.8 million improvement in material costs that was offset by increases of $1.3 million in direct labor and $2.4 million in factory overheads. These increases were incurred primarily in the first half of the year. Warranty costs were also higher by approximately $500,000.

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

Administrative costs declined by $800,000 due to reductions in accounting and administrative staff.

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

The Company believes that the high-line motor coach market is much less volatile than the RV industry as a whole, and believes buyers purchasing high-line products are making lifestyle decisions largely independent of factors such as the state of the economy or interest rates. High-line coach sales increased every year beginning in 1989 until 1998, where there have been some fluctuations from year to year through 2000. The sale of all Class A motor coaches have seen both increases and decreases during this period.

LIQUIDITY AND CAPITAL RESOURCES

During 2000, net cash provided by operating activities was $4.3 million. Inventories decreased by approximately $6.6 million and receivables decreased by $7.2 million. This was offset primarily by a net loss of $5.4 million and an increase in deferred tax assets of $2.5 million. The Company utilized $1.1 million in cash from investing activities.

The Company maintains an operating line of credit of $8 million and a real estate term facility of $8 million. At December 31, 2000, the Company utilized $6.2 million of the operating line. There was approximately $7.3 million utilized of the real estate facility at December 31, 2000. Amounts outstanding under these lines of credit bear interest at a prime based rate (9.5% at December 31, 2000) and are secured by all assets not specifically identified in other financing obligations. At February 1, 2001, the operating line of credit increased to $10 million. The terms of the revolving credit and equipment financing agreements require compliance with certain financial and other covenants unless the Company receives consent from the lender. The covenants include restrictions relating to (1) mergers, consolidations and sale of assets,
(2) guarantees by the Company of debts or obligations of other persons or entities, (3) acquisition of the Company's own stock, and (4) declaring or paying dividends in cash, stock, or other property. The Company was in compliance with all covenants and agreements at December 31, 2000. The Company does not believe any of these covenants will have a material impact on the Company's ability to meet its cash obligations. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

The Company experienced a net loss of $5,363 in 2000 and cash flows from operations of $4,281. Despite the net loss for the year ended December 31, 2000, the Company has been able to fulfill its capital expenditure and working capital needs due in part to its ability to maintain adequate financing arrangements. The Company's revolving line of credit expires on December 31, 2001. The Company estimates that cash flows generated from operations and borrowings pursuant to its revolving and real estate lines of credit will be sufficient to fund operations at the current and projected levels into 2002. If operations are not consistent with management's plan, there can be no assurance that the amounts available from such sources will be sufficient for the purposes described above. In that event, or for other reasons, the Company may seek alternative financing arrangements. There can be no assurance that such sources of financing will be available if required or, if available, will be on terms satisfactory to the Company.

Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company. Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased. These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer's inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory. The repurchase price may be more than the resale value of the coach. The Company's contingent liability under its repurchase obligations varies from time to time. As of December 31, 2000, the Company estimates its total contingent liability under repurchase obligations to be approximately $98.9 million. Included in this amount is approximately
$2.0 million that is guaranteed by SMC in the event one particular dealer fails to repay the finance company from sales proceeds. To date, losses incurred by the Company pursuant to repurchase obligations have not been material. The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company.
Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company. See "Business -- Sales and Marketing" and Note 9 of Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, A REPLACEMENT OF FASB STATEMENT NO. 125. This Statement replaces FASB Statement No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a FINANCIAL-COMPONENTS APPROACH that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The Company believes that the adoption of this statement will not have a material impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company adopted SAB 101 as of December 31, 2000. The adoption did not have an effect on the previously reported quarterly financial results or the annual financial results, as the Company's revenue recognition policies were already consistent with SAB 101.

In March 2000, the FASB issued FASB Interpretation No. 44, (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 is effective July 1, 2000, but certain conclusions must be applied earlier. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

The FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not currently use derivative instruments and thus adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." This statement amends SFAS No. 133 for specified transactions. SFAS No. 138 is effective concurrently with SFAS No. 133 if SFAS No. 133 is not adopted prior to June 15, 2000. If SFAS No. 133 is adopted prior to June 15, 2000, SFAS No. 138 is effective for quarters beginning after June 15, 2000. The Company believes that the effect of adoption of SFAS No. 138 will not have a material effect on the Company's consolidated financial statements.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included on pages F-1 to F-18 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company as of March 15, 2001:


NAME                          AGE       POSITION
----                          ---       --------
Mathew M. Perlot              64        Chairman of the Board

Curtis W. Lawler              79        Chief Executive Officer

Michael R. Jacque             43        President and Chief Operating Officer

William L. Rich               46        Vice President of Finance and
                                        Chief Financial Officer

Steven D. Bettis              37        Vice President of Operations - East

L. Michael Cary               58        Vice President of Operations - West


MATHEW M. PERLOT co-founded the Company in November 1986 and has served as Chief Executive Officer and Chairman of the Board since that time. In early 2001, Mr. Perlot retired as Chief Executive Officer. Mr. Perlot also served as President until May of 1997. Mr. Perlot served as Director of Sales and Marketing for Monaco Coach Corporation from 1982 to 1985 and for Beaver Coaches, Inc. from 1985 to 1987. Mr. Perlot also served as President of RV Marketing, Inc. from 1980 to 1987. Mr. Perlot is married to Connie M. Perlot, a director and Secretary-Treasurer of the Company.

CURTIS W. LAWLER began to serve as the Chief Executive Officer upon Mr. Perlot's retirement, in addition to being a director of the Company. Mr. Lawler's most recent positions with the Company were Vice President of the Company and General Manager - Beaver Motor Coaches, Inc. Mr. Lawler co-founded the Company in 1986 and has been employed by the Company in various capacities since 1987.

MICHAEL R. JACQUE joined the Company as President in June 1999. Prior to joining the Company, Mr. Jacque served, concurrently, as the President and a major shareholder of Marathon Coach, Incorporated, the largest bus converter in the U.S., from 1988-1993 and as General Manager at Guaranty RV, one of the largest single point RV dealers in the United States between 1980 and 1995. Mr. Jacque graduated summa cum laude with a B.A. in Psychology from the University of Oregon. He completed the requirements for a law degree from the University of Oregon Law school and received his J.D. in May 2000.

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

STEVEN D. BETTIS joined the company in October 1992. Prior to his current position as Vice President of Operations - East, Mr. Bettis served as General Manager of Beaver from September 1997 to February 2001. In addition, Mr. Bettis served as General Manager of Electronic Design and Assembly from its startup in January 1996 to September 1997. Prior to ED&A, Mr. Bettis served as Engineering Manager for Beaver Motor Coaches and in engineering positions for Safari Motor Coaches. Before joining SMC, Mr. Bettis served as an electronics technician and supervisor in the US Air Force from 1984 to 1992.

L. MICHAEL CARY joined the company in August 1988. He became Vice President
- Operations and Chief Operating Officer in January 1989. He separated from SMC in 1997 and rejoined the Company in February, 2001 to serve as Vice President of Operations-West. From 1976 to 1988, Mr. Cary served as Controller of Nicolai/Morgan Products, Inc., a door and wood products manufacturing firm. Prior to 1976, he served in the Air Force as a Logistics Auditor and Finance Officer. Mr. Cary holds a Bachelors degree in Business Administration from the University of Portland and a Masters degree in Logistics Management from the Air Force Institute of Technology. He currently serves on the National Alumni Board for the University of Portland.

Information with respect to directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement for its 2001 annual meeting of shareholders (the "2001 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation will be included under "Executive Compensation" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)   FINANCIAL STATEMENTS                                              PAGE IN THIS REPORT
                                                                           -------------------
             Report of Independent Accountants                                     F-1

             Consolidated Balance Sheet at December 31, 1999
                and 2000                                                           F-2

             Consolidated Statement of Operations for the Years
             Ended December 31, 1998, 1999 and 2000                                F-3

             Consolidated Statement of Changes in Shareholders'
             Equity for the Years Ended December 31, 1998, 1999
                and 2000                                                           F-4

             Consolidated Statement of Cash Flows for the Years
             Ended December 31, 1998, 1999 and 2000                                F-5

             Notes to Consolidated Financial Statements                            F-6

(a)(2)       FINANCIAL STATEMENT SCHEDULES - NONE

(a)(3)       EXHIBITS


                  3.1 Restated Articles of Incorporation; incorporated by reference to Exhibit 3.1 to the 1995 Form S-1

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

                  10.2     Stock Purchase Agreement dated March 28, 1988 among
                           Curtis Lawler and Sandra Lawler, Mathew M. Perlot and the Registrant; incorporated by reference to Exhibit
                           10.2 to the 1995 Form S-1




                  10.3     Manufacturer Agreement dated June 24, 1987 between
                           General Electric Credit Corporation and the
                           Registrant; incorporated by reference to Exhibit 10.7
                           to the 1995 Form S-1

                  10.4 Repurchase Agreement dated November 30, 1993 between the Registrant and General Motors Acceptance
                           Corporation; incorporated by reference to Exhibit
                           10.9 to the 1995 Form S-1

                  +10.5    Floorplan Agreement dated April 14, 1994 between ITT
                           Commercial Finance Corp. and the Registrant, and amendment and amendment letters thereto; incorporated by reference to Exhibit 10.10 to the 1995 Form S-1

                  10.6     Lease Assignment and Assumption Agreement dated June
                           1994 between Beaver Coaches, Inc. and Beaver Motor
                           Coaches, L.L.C., with Lease dated May 15, 1989 by and between Frank Storch and James Hogue, dba S&H
                           Associates, and Beaver Coaches, Inc., and amendments thereto; incorporated by reference to Exhibit 10.11 to the 1995 Form S-1

                  *10.7 Retirement Agreement and Mutual Release of Claims between the Registrant and Mathew M. Perlot dated
                           February 23, 2001

                  *10.8    Retirement Agreement between the Registrant and
                           Curtis Lawler dated February 23, 2001

                   21.1    Subsidiaries of the Company

                   23.1    Consent of PricewaterhouseCoopers LLP

----------------
* This exhibit constitutes a management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted by the Commission for certain portions of this agreement.

(b)REPORTS ON FORM 8-K.

The Company filed a report under Item 5 on Form 8-K on January 10, 2001.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of SMC Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of SMC Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP


Portland, Oregon
March 2, 2001

SMC CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)


                                                                                   DECEMBER 31,
                                                                                 1999             2000
                                                                                 ----             ----
ASSETS

Current assets:
   Cash and cash equivalents                                             $          26     $         119
   Accounts receivable, net (Note 1)                                            15,056             7,832
   Tax refund receivable                                                             -             1,169
   Inventories (Notes 1 and 2)                                                  41,703            35,151
   Prepaid expenses and other                                                      292               666
   Deferred tax asset (Note 6)                                                   2,627             4,734
                                                                         -------------     -------------

      Total current assets                                                      59,704            49,671

Property, plant and equipment, net (Notes 1 and 3)                              13,978            12,827
Intangible assets, net                                                           1,756             1,569
Deferred tax asset (Note 6)                                                         43               405
Other assets                                                                       188               169
                                                                         -------------     -------------
      Total assets                                                       $      75,669     $      64,641
                                                                         =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable (Note 4)                                                $       9,464     $       6,511
   Current portion of long-term debt (Note 5)                                      364               407
   Accounts payable                                                             22,969            22,253
   Income taxes payable (Note 6)                                                   700                 -
   Product warranty liabilities                                                  3,481             4,026
   Current portion of capital lease obligation (Note 8)                             21                17
   Accrued liabilities                                                           7,128             5,417
                                                                         -------------     -------------
      Total current liabilities                                                 44,127            38,631

Long-term debt, net of current portion (Note 5)                                  8,646             8,613
Capital lease obligation, less current portion (Note 8)                             17                 -
                                                                         -------------     -------------
      Total liabilities                                                         52,790            47,244
                                                                         -------------     -------------

Commitments and contingencies (Notes 7 and 9)

Shareholders' equity:
   Preferred stock, 5,000 shares authorized, none issued or
     outstanding (Note 11)                                                           -                 -
   Common stock, 30,000 shares authorized, 5,780 and 5,745 shares
     issued and outstanding, respectively (Note 10)                              9,033             8,914
   Additional paid-in capital (Note 10)                                          1,472             1,472
   Retained earnings (Note 10)                                                  12,374             7,011
                                                                         -------------     -------------
      Total shareholders' equity                                                22,879            17,397
                                                                         -------------     -------------
   Total liabilities and shareholders' equity                             $     75,669     $      64,641
                                                                          ============     =============

   The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   YEAR ENDED DECEMBER 31,
                                                            1998               1999           2000
                                                            ----               ----           ----
Sales                                                   $     217,485   $     215,540    $     190,701

Cost of sales                                                 195,405         194,127          175,720
                                                        -------------   -------------     ------------
    Gross profit                                               22,080          21,413           14,981

Selling, general and administrative expenses                   17,610          18,099           18,175
Litigation and settlement costs                                 2,849           2,808            2,845
                                                        -------------     -----------      -----------
Income (loss) from operations                                   1,621             506           (6,039)
Interest expense                                                  813           1,538            1,948
Other (income) expense, net                                       127          (1,383)             949
                                                        -------------   --------------   -------------

Income (loss) before taxes                                        681             351           (8,936)

Provision (benefit) for income taxes (Note 6)                     272             110           (3,573)
                                                        -------------   -------------    --------------
Net income (loss)                                       $         409   $         241    $      (5,363)
                                                        =============   =============    ==============
Net income (loss) per share - basic                     $         .06   $         .04    $        (.93)
                                                        =============   =============    ==============
Net income (loss) per share - diluted                   $         .06   $         .04    $        (.93)
                                                        =============   =============    ==============
Weighted average number of shares - basic                       6,429           5,825            5,767
                                                        =============   =============    ================
Weighted average number of shares - diluted                     6,429           5,825            5,767
                                                        =============   =============    ================

   The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)


                                                                         ADDITIONAL
                                            COMMON STOCK                   PAID-IN       RETAINED
                                        SHARES         AMOUNT              CAPITAL       EARNINGS        TOTAL
                                       --------        ------            -----------     --------     -----------

Balance, December 31, 1997                6,343         $   10,810      $    1,488    $   11,995      $     24,293
Net Income                                    -                 -                 -          409               409
Common stock issued upon
  exercise of options                       252              1,954               -             -             1,954
Stock repurchase (Note 10)                 (705)            (3,160)            (16)         (271)          (3,447)
                                      ----------       ------------     -----------   -----------   --------------
Balance, December 31, 1998                5,890             9,604            1,472        12,133           23,209
                                      ----------       ------------     -----------   -----------   --------------
Net Income                                     -                -                -           241              241
Stock repurchase (Note 10)                 (110)             (571)               -             -             (571)
                                      ----------       ------------     -----------   -----------   --------------
Balance, December 31, 1999                5,780              9,033           1,472        12,374            22,879
                                      ----------       ------------     -----------   -----------   --------------
Net Loss                                                                                  (5,363)          (5,363)
Stock repurchase (Note 10)                 (35)              (119)              -             -              (119)
                                      ----------       ------------     -----------   -----------   --------------
Balance, December 31, 2000                5,745         $    8,914      $     1,472   $    7,011      $    17,397
                                      ==========       ============     ===========   ===========   ==============

   The accompanying notes are an integral part of this financial statement.

SMC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)



                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  1998              1999            2000
                                                                              ------------      ------------    -----------
Cash flows from operating activities:
 Net income (loss)                                                            $     409         $     241       $  (5,363)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 2,133            2,081           2,094
    Deferred taxes                                                                 (163)            (454)         (2,469)
    (Gain) loss on asset dispositions                                                 2           (1,450)            349
    Litigation and settlement costs                                               1,070             (191)             73
    Changes in certain assets and liabilities
       Accounts receivable                                                         (460)          (2,199)          7,224
       Tax refund receivable                                                          -                -          (1,169)
       Inventories                                                               (3,677)         (14,988)          6,552
       Prepaid expenses and other                                                  (718)           1,135            (374)
       Other assets                                                                 (27)            (114)             19
       Accounts payable                                                           7,447           (1,820)           (716)
       Income taxes payable                                                        (405)             700            (700)
       Accrued liabilities and other obligations                                  1,167               69          (1,239)
                                                                          -------------    -------------   --------------
Net cash provided by (used in) operating activities                               6,778          (16,990)          4,281
                                                                          -------------    --------------  -------------

Cash flows from investing activities:
    Capital expenditures                                                         (3,952)            (734)         (2,260)
    Proceeds from disposal of equipment                                              38            5,758           1,155
    Lease abatement                                                                   -            1,104               -
                                                                          -------------    -------------   -------------
Net cash provided by (used in) investing activities                              (3,914)           6,128          (1,105)
                                                                          -------------    -------------   --------------

Cash flows from financing activities:
    Net borrowings (repayments) on notes payable                                 (1,695)           9,464          (2,953)
    Proceeds from long-term debt                                                  4,522            3,216           1,370
    Repayments of long-term debt                                                 (2,973)          (2,512)         (1,360)
    Principal payments on capital lease obligation                                  (18)             (19)            (21)
    Repurchase of capital stock (Note 10)                                        (3,447)            (571)           (119)
    Proceeds from issuance of common stock                                        1,954                -               -
                                                                          -------------    -------------   -------------
Net cash provided by (used in) financing activities                              (1,657)           9,578          (3,083)
                                                                          --------------   -------------   --------------
Net increase (decrease) in cash and cash equivalents                              1,207           (1,284)             93
Cash and cash equivalents, beginning of year                                        103            1,310              26
                                                                          -------------    -------------   -------------
Cash and cash equivalents, end of year                                    $       1,310    $          26   $         119
                                                                          =============    =============   =============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest                                                              $         687    $       1,504   $       1,850
    Income taxes                                                          $       1,725    $      (1,033)  $         660

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

     BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of SMC Corporation and the following seven wholly owned subsidiaries which operate under the control of SMC Corporation: Safari Motor Coaches, Inc. ("Safari"), Beaver Motor Coaches, Inc. ("Beaver"), Magnum Manufacturing, Inc. ("Magnum"), Electronic Design and Assembly, Inc. ("ED&A"), Composite Technologies, Inc. ("CTI"), Safari FSC Ltd., and Harney County Operations, Inc. ("HCO"). Safari, Beaver, and HCO purchase motor coach chassis and other components used in the manufacture of finished motor coaches from the other subsidiaries. All significant intercompany transactions have been eliminated for purposes of presentation of the consolidated financial statements of SMC Corporation.

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

     ACCOUNTS RECEIVABLE

     Accounts receivable are net of an allowance for doubtful accounts of $55,000 and $89,000 at December 31, 1999 and 2000, respectively.

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

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions, renewals and betterments are capitalized. Expenditures for maintenance, repairs, and minor renewals and betterments are charged to expense. Gains or losses realized from sales or retirements are reflected in earnings. Gains of $2,000 and $1,450,000 were recorded during the years ended December 31, 1998, and 1999 respectively, and losses of $349,000 were recorded during the year 2000. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of 15 years for land improvements, 20 to 30 years for buildings and improvements, and 5 to 12 years for machinery and equipment.

     INTANGIBLE ASSETS

     Costs in excess of the fair value of the assets of Beaver acquired in 1994 consists primarily of product trade names, which are amortized using the straight-line method over 15 years. Amortization expense for the years ended December 31, 1998, 1999 and 2000 was $186,000 in each year. Accumulated amortization was $1,227,000 and $1,041,000 at December 31, 2000 and 1999, respectively.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     IMPAIRMENT OF LONG-LIVED ASSETS

     Periodically, the Company reviews the recoverability of its long-lived assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the aggregate future cash flows are less than the carrying value, a write-down would be required, measured by the difference between the discounted future cash flows and the carrying value of the assets.

     FINANCIAL INSTRUMENTS

     The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of a similar nature and degree of risk. Cash and cash equivalents, and notes payable to banks approximate fair value as reported in the consolidated balance sheet due to the short-term nature of these instruments. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt at December 31, 1999 and 2000 approximates the carrying value. The Company records all other financial instruments, including accounts receivable and accounts payable, at cost, which approximates market value because of the short maturity of these instruments.

     REVENUE RECOGNITION

     The Company recognizes revenue from the sale of motor coaches when title and risk of ownership are transferred to the dealer, which is upon shipment or dealer pick-up. Motor coaches are shipped to dealers only upon verification of dealer financing from the finance company providing the motor coach financing. Finance companies remit funds directly to the Company upon receipt of the manufacturer's certificate of origin, generally within 10 days after shipment. A dealer may be invoiced for and receive title to motor coaches prior to taking physical possession when the dealer has made a fixed, written commitment to purchase, the motor coaches have been completed and are available for pick-up or delivery, and the dealer has requested in writing the Company to hold the motor coaches until the dealer determines the most economical means of taking physical possession. Upon such a request, the Company has no further obligation except to segregate the motor coaches, invoice them under normal billing and credit terms and hold them for a short period of time as is customary in the industry, generally less than two weeks, until pick-up or delivery. Motor coaches are built to dealer specification and no right of return or exchange privileges are generally granted. Where circumstances warrant, a provision for sales allowances or returns is recorded.

     Sales and the percentage of total sales made to dealers representing more than 10% of consolidated sales in any of the following periods were as follows (dollar amounts in thousands); (n/a means sales did not meet levels requiring disclosure):


                                             YEAR ENDED DECEMBER 31,
                                         1998                    1999                2000
                                         ----                    ----                ----
       Dealer 1                          n/a                     n/a             $36,567  19%
       Dealer 2 (See Note 9)       $29,546  14%           $26,242  12%           $25,211  13%
       Dealer 3                          n/a                     n/a             $21,866  11%

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

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

     INCOME TAXES

     The Company accounts for income taxes under the liability method, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No. 109). Under the liability method, deferred taxes are determined based upon the difference between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense represents the change in the deferred tax asset/liability balance. A valuation allowance is established for net deferred tax assets if their realization is not likely.

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

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     EARNINGS PER SHARE

     Diluted EPS is calculated by dividing net income by the total of the weighted average actual shares outstanding for each period plus the number of shares calculated as having a dilutive impact, if any, related to the stock options under the Company's Stock Incentive Plan, and the warrants issued in conjunction with the Company's initial public offering. Previously reported amounts for primary EPS are the same as the diluted EPS amounts now reported. Basic EPS is computed by dividing the net income by the weighted average actual shares outstanding for each period presented with no consideration as to the dilutive impact of the Company's outstanding stock options or warrants. Diluted net loss per common share for 2000 has been computed by dividing net loss by the weighted-average number of common shares outstanding without an assumed increase in common shares outstanding for common stock equivalents as they are antidilutive.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, A REPLACEMENT OF FASB STATEMENT NO. 125. This Statement replaces FASB Statement No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a FINANCIAL-COMPONENTS APPROACH that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The Company believes that the adoption of this statement will not have a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company adopted SAB 101 as of December 31, 2000. The adoption did not have an effect on the previously reported quarterly financial results or the annual financial results, as the Company's revenue recognition policies were already consistent with SAB 101.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     RECENT ACCOUNTING PRONOUNCEMENTS (continued)

     In March 2000, the FASB issued FASB Interpretation No. 44, (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 is effective July 1, 2000, but certain conclusions must be applied earlier. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

     The FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not currently use derivative instruments and thus adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

     The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." This statement amends SFAS No. 133 for specified transactions. SFAS No. 138 is effective concurrently with SFAS No. 133 if SFAS No. 133 is not adopted prior to June 15, 2000. If SFAS No. 133 is adopted prior to June 15, 2000, SFAS No. 138 is effective for quarters beginning after June 15, 2000. The Company believes that the effect of adoption of SFAS No. 138 will not have a material effect on the Company's consolidated financial statements.

2.   INVENTORIES

     Inventories by major classification are as follows (in thousands):


                                                 DECEMBER 31,
                                                1999             2000
                                        ----------------   ----------
        Raw materials                   $      15,506     $     11,916
        Work-in-progress                       10,080            9,984
        Finished goods                         16,117           13,251
                                        -------------     ------------
        Total                           $      41,703     $     35,151
                                        =============     ============

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    PROPERTY, PLANT AND EQUIPMENT

        The components of property, plant and equipment are as follows (in thousands):


                                                     DECEMBER 31,
                                                1999              2000
                                           ------------- ------------------
    Land and improvements                     $  3,624      $  3,642
    Buildings and improvements                  10,597        11,086
    Machinery and equipment                      7,787         8,312
    Construction in progress                       522           110
                                              --------      --------
                                                22,530        23,150

    Less accumulated depreciation               (8,552)      (10,323)
                                              --------      --------
    Property, plant and equipment, net        $ 13,978      $ 12,827
                                              ========      ========

4.   NOTES PAYABLE

     At December 31, 2000 the Company had a $8.0 million revolving line of credit for working capital requirements. At February 1, 2001, this line increased to $10.0 million. The available borrowings under the line of credit are limited to 80% of eligible accounts receivable plus 90% of eligible finished goods inventory and 50% of eligible raw and work-in progress inventory. As of December 31, 2000, the available amount was $1.8 million. Outstanding borrowings under the line of credit are due on demand. The line of credit is collateralized by accounts receivable, inventory (excluding chassis inventory purchased from third parties), and equipment. Further, the line of credit is cross-collateralized among the companies.

     The terms of the respective credit agreements require compliance with certain financial covenants, including working capital requirements. As of December 31, 2000, the Company was in compliance with all of its financial covenants associated with its line of credit facilities and other bank loans.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   LONG-TERM DEBT

          Long-term debt consists of the following:


                                                                                            DECEMBER 31,
                                                                                         1999           2000
                                                                                         ----           ----
                                                                                           (IN THOUSANDS)
        Bank loan collateralized by equipment, with monthly payments of $35,000 including interest at 7.625%, with the balance due
        December 31, 2002                                                                $ 1,131      $   813

        Promissory note collateralized by a mortgage on the related property, with annual payments of $24,000 including interest at 6%, with the balance due no later than
        January 15, 2007                                                                     142          111

        Real estate term debt, with a maximum amount of $8 million. Interest is prime (9.5%) as of December 31, 2000. This debt is amortized on a 10 year term with a balloon payment of approximately $2.7 million payable
        on Oct 1,2009                                                                      7,737        7,289

        Capital lease collateralized by equipment, with monthly payments of
        $17,000, including interest at 9.5%. This lease was paid in full on
        January 4, 2001                                                                       -          807
                                                                                         -------      -------
                                                                                           9,010        9,020
       Less current portion of long-term debt                                              (364)         (407)
                                                                                         -------      -------
       Long-term debt less current portion                                               $ 8,646      $ 8,613
                                                                                         =======      =======


      The aggregate maturities of long-term debt for the next five years and thereafter as of December 31, 2000 are $407,000, $625,000, $221,000,
      $218,000, $21,000 and $7,528,000, respectively.

      Certain of the borrowings are subject to restrictive covenants, including working capital requirements, with which the Company is in compliance at December 31, 2000. Other terms of the borrowings require the lending bank's written consent prior to the issuance of any dividends.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   PROVISION FOR INCOME TAXES

     The provision for income taxes for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands):



                                   YEAR ENDED DECEMBER 31,
                             1998                 1999             2000
                         ------------         ------------     ------------
        Current:
           Federal       $      390           $      582       $      (931)
           State                 45                  (18)             (173)
                         ------------         ------------     ------------
                                435                  564            (1,104)
                         ------------         ------------     ------------
        Deferred:
           Federal             (144)                (402)           (1,999)
           State                (19)                 (52)             (470)
                         ------------         ------------     ------------
                               (163)                (454)           (2,469)
                         ------------         ------------     ------------
                         $      272           $      110       $    (3,573)
                         ============         ============     ============


      Deferred tax assets are comprised of the following components (in thousands):



                                                                              DECEMBER 31,
                                                                         1999             2000
                                                                     ------------     ------------
        Current:
           Vacation reserve                                          $       345      $      206
           Accrued workers' compensation claim liabilities                    77               -
           Warranty reserves                                               1,648           2,077
           Inventory reserves                                                 32              56
           Other liabilities                                                 504             590
           Accrued Bonus                                                       -              58
           Net operating loss generated in 2000                                -           1,713
           Allowance for doubtful accounts                                    21              34
                                                                     -----------      ----------
                                                                        $  2,627        $  4,734
                                                                     ===========      ==========
        Noncurrent:
           Tax depreciation in excess of book depreciation              $     23        $    238
           AMT credit                                                          -              80
           Energy credit                                                       -              68
           Other                                                              20              19
                                                                     -----------      ----------
                                                                        $     43        $    405
                                                                     ===========      ==========

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   PROVISION FOR INCOME TAXES (Continued)

     The effective tax rate differs from the U.S. statutory federal tax rate due to the following:


                                                      YEAR ENDED DECEMBER 31,
                                               1998            1999               2000
                                              -------         ------             -------

     Statutory federal tax rate                34.0 %           34.0 %              34.0 %
     State taxes, net of federal benefit        4.0              3.0                 6.4
     Nondeductible expenses                     5.0              8.9                (0.4)
     Other, net                                (3.0)           (14.6)               (0.1)
                                              -----            -----                ----
                                               40.0 %           31.3 %              39.9 %
                                              =====            =====                ====


      The primary impact creating the lower rate in 1999 was a state energy credit received from its HCO and CTI operations. The 1999 provision also includes some unanticipated energy credits received in 1999 that relate to a prior period.

7.    RELATED PARTIES

      In 1998, the Company began purchasing electronic parts from a supplier company that is owned by a principal related to an officer. The total amount of purchases for the years ended December 31, 1998, 1999 and 2000 was $449,000, $946,000 and $710,000 respectively.

      In 1998, as part of the Company's program to repurchase 800,000 shares of stock, the Company repurchased 100,000 shares from an officer of the Company for $4.2375 per share. In 1999, another 100,000 shares of stock were repurchased from an officer for $5.25 per share as part of this program. There were no further stock repurchases from an officer in 2000. See Note 10 for further details.

8.    LEASES

      The Company is obligated under a capital lease for computer software that expires in September of 2001. At December 31, 1999 and 2000, the equipment under capital leases was $95,000 respectively. At December 31, 1999 and 2000, accumulated amortization on this lease equipement was $76,000 and $95,000 respectively.

      The Company also has noncancelable operating leases, primarily for facilities space, manufacturing equipment, telecommunications, transportation equipment, and computer software and hardware, which expire over the next five years and thereafter. Rental expense under operating leases was $944,000, $1,080,000, and $1,334,000 for the years ended
      December 31, 1998, 1999, and 2000, respectively.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LEASES (Continued)

      Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 2000 are:


           Year ending December 31:                    Capital Lease             Operating Leases
           ------------------------                    -------------             ----------------
           2001                                          $    18,000                $   1,257,000
           2002                                                   --                    1,120,000
           2003                                                   --                      954,000
           2004                                                   --                      858,000
           2005                                                   --                      505,000
           Thereafter                                             --                    4,346,000
                                                         -----------                -------------
           Total minimum lease payments                       18,000                $   9,040,000
                                                                                    =============
           Less amount representing interest
              (at 8.52%)                                       1,000
                                                         -----------
           Minimum lease payments,
              excluding interest                              17,000
           Current installments of obligation
              under capital lease                             17,000
                                                         -----------
           Obligation under capital lease
              excluding current installments             $         -
                                                         ===========

9.   COMMITMENTS AND CONTINGENCIES

     As is customary in the recreational vehicle industry, the Company is contingently liable under the terms of repurchase agreements with finance companies which provide secured inventory financing for dealers of the Company's products. These agreements require the Company to repurchase its products from the finance company in the event of a dealer's default. The contingent liability under these agreements approximates the sales price of the motor coaches, less principal payments made by the dealer. The Company expects to resell any products repurchased to reduce any liabilities incurred. One significant dealer defaulted on its obligations in 2000 resulting in a potential repurchase of 44 units. Details of this event were disclosed in the Company's Form 8-K report filed on January 10, 2001. Although the Company was not required to repurchase the coaches at December 31, 2000, a provision for sales returns of $3.3 million with a gross profit impact of $800,000 was recorded for specific coaches estimated to be repurchased. In 2001, additional buyers, both dealers and retail customers, were found for the coaches comprising the provision and consequently the provision was reversed in the first quarter of 2001. Thus, there was no materially adverse impact of this event.

     The risk of loss is spread over various dealers and finance companies. Total secured inventory financing obligations of the Company's dealers, for which the Company was contingently liable, were approximately $104.0 million and $98.9 million at December 31, 1999 and 2000, respectively.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES (Continued)

      From time to time, the Company is involved in various customer complaints which arise in the ordinary course of business. The Company has vigorously defended itself against these complaints. For the years ended December 31, 1998, 1999 and 2000, the Company recorded litigation and settlement costs of $2,849,000, $2,808,000 and $2,845,000 respectively.

      On March 7, 2001, a case involving certain employment practices was heard in the Federal District court in Eugene, Oregon. The case involved an alleged incidence of harassment by co-workers in 1997. Of the three counts filed by the plaintiff, the jury found in favor of the Company on two of the counts. On the third count that alleged the Company allowed a hostile environment to exist, the jury found for the plaintiff and awarded $100,000 and $1.0 million in punitive damages. The court, however, has not entered judgment for the plaintiff and the judge has undertaken a quite unusual action and invited the filing of motions for a new trial and for the reduction in the amount of the judgment. The Company has filed such motions, but, although it is optimistic that the court will grant it some relief, there is no assurance the court will do so, and any relief granted by the court will likely be immediately appealable by the plaintiff.

10.   COMMON STOCK MATTERS

      In conjunction with the Company's initial public offering on January 20, 1995, a total of 125,000 warrants were issued to the Underwriters of the Offering. Such warrants entitle the holder to purchase an equal amount of shares of common stock of the Company anytime after January 20, 1996 until their expiration on January 20, 2000 at a price of $9.30 per share. No stock was purchased related to the warrants as of the date of this report and these warrants expired in 2000.

      STOCK INCENTIVE PLAN
      Effective October 20, 1994, the Company adopted a stock incentive plan for key employees and directors of the Company. In 1997, the shareholders of the Company voted to increase the number of shares authorized under the plan from 1.1 million to 1.4 million shares of common stock; accordingly, these shares have been reserved by the Company. The stock options generally become exercisable ratably over a period of three years from the date of grant at prices equal to the fair market value at the date of grant. The maximum option term is 10 years. The following table summarizes option transactions under the plan:


                                      1998             1999             2000
                                  -----------      -----------      ------------
SHARES SUBJECT TO OPTION:
Balance at January 1               937,785           928,500           823,500
Options granted                    333,000           222,000           377,000
Options exercised                 (252,285)                -                 -
Options terminated                 (90,000)         (327,000)         (125,000)
                                  -----------      -----------      ------------
Balance at December 31             928,500           823,500         1,075,500
                                  ===========      ===========      ============
WEIGHTED AVERAGE OPTION
  PRICE IN DOLLARS:
At January 1                      $   7.84          $   8.23        $     7.18
Options granted                       9.05              4.77              4.99
Options exercised                     7.75                 -                 -
Options terminated                    8.49              8.52              6.16
At December 31                        8.23              7.18              6.53

SHARES AVAILABLE FOR
GRANT AT DECEMBER 31:              208,651           313,651            61,651


SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   COMMON STOCK MATTERS (Continued)

      STOCK INCENTIVE PLAN (Continued)

      The exercise prices of the 1,075,500 options granted as of December 31, 2000 range between $3.813 and $9.375 and have a weighted average remaining contractual life of 6.8 years; 755,767 of the total options granted are fully vested, and therefore may be exercised, as of December 31, 2000 at a weighted average exercise price of $7.25.

      The Company applies ABP Opinion 25 and related Interpretations in accounting for the stock incentive plan. Had compensation cost for the stock incentive plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and income (loss) per share would have been as indicated below:

                           PRO FORMA INFORMATION
                  (in thousands, except per share amounts)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                              1998          1999            2000
                                                                          ----------     --------         --------
        Net Income (Loss)                            As reported            $  409       $    241         $   (5,363)
                                                     Pro Forma              $   14       $   (130)        $   (5,915)

        Income (loss) per share - basic              As reported            $  .06       $    .04         $     (.93)
                                                     Pro Forma              $    -       $   (.02)        $    (1.03)

        Income (loss) per share - diluted            As reported            $  .06       $    .04         $     (.93)
                                                     Pro Forma              $   -        $   (.02)        $    (1.03)
        Weighted average fair value
         at date of grant                                                   $ 7.56       $   3.89         $     3.55


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1999, and 2000: expected dividend yield 0.0% and expected life: 10 years. The expected volatility was 72.11%, 71.23% and 76.59% for 1998, 1999 and 2000,
      respectively. The risk-free interest rate used was 5.5%, 6.48% and 5.09% for 1998, 1999 and 2000, respectively. Results may not be representative of future years because options are generally granted on an annual basis and vest over time.

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

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   COMMON STOCK MATTERS AND EARNINGS PER SHARE (Continued)

      STOCK REPURCHASE (Continued)

      Pursuant to a board resolution, the Company authorized 800,000 shares of stock to be repurchased by the Company for the year ended December 31, 1998. Under this program, 655,000 shares were repurchased at the average price of $4.80, for an overall amount of $3,147,000. Continuing this program in 1999, the Company repurchased 109,500 shares at the average price of $5.22, for an overall amount of $571,000. In the year 2000, the Company repurchased 35,000 shares at the average price of $3.375 for an overall amount of $119,000. These shares have been returned and canceled.

11.   PREFERRED STOCK

      The Company has authorized 5,000,000 shares of Preferred Stock which may be issued from time to time in one or more series as authorized by the Company's Board of Directors. The Board of Directors, without any further approval by the shareholders of the Company is authorized to fix the dividend rights and terms, dividend rates, voting rights, terms of redemption price, conversion rights and liquidation preferences related to the Preferred Stock. There have been no shares of Preferred Stock issued.

12.   INCENTIVE AND DEFERRED COMPENSATION PLANS

      The Company has an incentive compensation plan for its key officers. The amounts charged to expense for the years ended December 31, 1998, 1999, and 2000 were $326,000, $15,000, and $150,000 respectively. The amount for the year 2000 was accrued at December 31,2000 and is payable approximately two weeks after the filing of the Form 10K.

      The Company has established a joint 401(k) and Profit Sharing Plan which allows eligible employees to contribute up to 15% of their compensation annually. The plan allows for a Company matching percentage based upon the discretion of management. However, there were no contributions for 1998, 1999 and 2000. To date there have been no amounts contributed by the Company or its subsidiaries to the profit sharing element of the plan.

13.   LIQUIDITY AND FINANCING REQUIREMENTS

      The Company experienced a net loss of $5,363 in 2000 and cash flows from operations of $4,281. Despite the net loss for the year ended December 31, 2000, the Company has been able to fulfill its capital expenditure and working capital needs due in part to its ability to maintain adequate financing arrangements. The Company's revolving line of credit expires on December 31, 2001. The Company estimates that cash flows generated from operations and borrowings pursuant to its revolving and real estate lines of credit will be sufficient to fund operations at the current and projected levels into 2002. If operations are not consistent with management's plan, there can be no assurance that the amounts available from such sources will be sufficient for the purposes described above. In that event, or for other reasons, the Company may seek alternative financing arrangements. There can be no assurance that such sources of financing will be available if required or, if available, will be on terms satisfactory to the Company.

SMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                 FIRST            SECOND            THIRD        FOURTH
                                                QUARTER           QUARTER          QUARTER       QUARTER
                                                --------------------------------------------------------
                                                   (In thousands, except per share amounts)
YEAR ENDED DECEMBER 31, 1999:
   Revenue                                     $ 56,822        $ 53,794        $ 46,711        $ 58,213
   Gross profit                                   6,209           4,143           5,012           6,049
   Net income (loss)                                108            (149)            130             152
   Net income (loss) per share - basic              .02            (.03)            .02             .03
   Net income (loss) per share - diluted            .02            (.03)            .02             .03

YEAR ENDED DECEMBER 31, 2000:
   Revenue                                     $ 53,052        $ 45,425        $ 49,515        $ 42,709
   Gross profit                                   5,456             203           2,851           6,471
   Net income (loss)                               (260)         (3,146)         (2,090)            133
   Net income (loss) per share - basic             (.05)           (.54)           (.36)            .02
   Net income (loss) per share - diluted           (.05)           (.54)           (.36)            .02


15.   MARKET INFORMATION (UNAUDITED)
      The Company's common stock is traded on the Nasdaq National Market System under the symbol SMCC. The following table sets forth the high and low daily closing prices of the stock for each quarter of 1999 and 2000:


                                                           1999                       2000
                                                   HIGH          LOW          HIGH          LOW
                                                 --------      -------       -------       -------
     First Quarter                                $ 6.750       $ 4.250      $ 4.625       $ 3.750

     Second quarter                                 5.375         4.250        4.688         3.000


     Third quarter                                  5.750         3.563        3.750         2.531

     Fourth quarter                                 4.500         3.750        4.438         1.625

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  March 29, 2001              SMC CORPORATION


                                            By: WILLIAM L. RICH
                                                --------------------------
          William L. Rich
                                                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 29, 2001.


                  Signature                                             Title
                  ---------                                             -----
MATHEW M. PERLOT                                                   Chairman of the Board
--------------------------------------------
Mathew M. Perlot

CURTIS W. LAWLER                                                   Chief Executive Officer
--------------------------------------------
Curtis W. Lawler                                                   (Principal Executive Officer)

MICHAEL R. JACQUE                                                  President and Director
--------------------------------------------
Michael R. Jacque

WILLIAM L. RICH                                                    Chief Financial Officer
--------------------------------------------
William L. Rich                                                    (Principal Financial and Accounting Officer)

CONNIE M. PERLOT                                                    Director
--------------------------------------------
Connie M. Perlot

LAWRENCE S. BLACK                                                   Director
--------------------------------------------
Lawrence S. Black

JIM L. TRAUGHBER                                                    Director
--------------------------------------------
Jim L. Traughber

ALLAN L. CRISLER                                                    Director
--------------------------------------------
Alan L. Crisler

                                EXHIBIT INDEX


Exhibit
No.            Description
---            -----------
      3.1      Restated Articles of Incorporation; incorporated by reference to Exhibit 3.1 to the 1995 Form S-1

      3.2 Restated Bylaws; incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1994

      4.1      See Articles II and V of Exhibit 3.1 and Articles I and VI of
               Exhibit 3.2

      *10.1 1994 Stock Incentive Plan, as amended; incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

      10.2     Stock Purchase Agreement dated March 28, 1988 among Curtis
               Lawler and Sandra Lawler, Mathew M. Perlot and the Registrant;
               incorporated by reference to Exhibit 10.2 to the 1995 Form S-1

      10.3     Manufacturer Agreement dated June 24, 1987 between General
               Electric Credit Corporation and the Registrant; incorporated by reference to Exhibit 10.7 to the 1995 Form S-1

      10.4     Repurchase Agreement dated November 30, 1993 between the
               Registrant and General Motors Acceptance Corporation;
               incorporated by reference to Exhibit 10.9 to the 1995 Form S-1

      +10.5    Floorplan Agreement dated April 14, 1994 between ITT
               Commercial Finance Corp. and the Registrant, and amendment and amendment letters thereto; incorporated by reference to
               Exhibit 10.10 to the 1995 Form S-1

      10.6 Lease Assignment and Assumption Agreement dated June 1994 between Beaver Coaches, Inc. and Beaver Motor Coaches, L.L.C., with Lease dated May 15, 1989 by and between Frank Storch and James Hogue, dba S&H Associates, and Beaver Coaches, Inc., and amendments thereto; incorporated by reference to Exhibit 10.11 to the 1995 Form S-1

      *10.7    Retirement Agreement and Mutual Release of Claims between the
               Registrant and Mathew M. Perlot dated February 23, 2001

      *10.8 Retirement Agreement between the Registrant and Curtis Lawler dated February 23, 2001




      21.1     Subsidiaries of the Registrant

      23.1     Consent of PricewaterhouseCoopers LLP

----------------


* This exhibit constitutes a management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted by the Commission for certain portions of this agreement.