Form 10-K/A
period 2000-12-31
SMC CORP
filed 2001-04-27
CIK 932129

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-25390

SMC CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0939076 (I.R.S. Employer Identification No.)
20545 Murray Road Bend, Oregon (Address of principal executive offices)	97701 (Zip Code)

Registrant's telephone number,
including area code: (541) 389-1144

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 15, 2001: $5,019,347. For purposes of this calculation, officers and directors are considered affiliates.

    Number of shares of Common Stock outstanding at March 15, 2001: 5,745,599.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Company as of April 27, 2001:

Name	Age	Position
Mathew M. Perlot	65	Chairman of the Board
Curtis W. Lawler	79	Chief Executive Officer and Vice-chairman of the Board
William L. Rich	46	Vice President of Finance and Chief Financial Officer
Steven D. Bettis	37	Vice President of Operations—East
L. Michael Cary	58	Vice President of Operations—West

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

    Curtis W. Lawler began to serve as the Chief Executive Officer upon Mr. Perlot's retirement, in addition to being a director of the Company. Mr. Lawler's most recent positions with the Company were Vice President of the Company and General Manager—Beaver Motor Coaches, Inc. Mr. Lawler co-founded the Company in 1986 and has been employed by the Company in various capacities since 1987.

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

    Steven D. Bettis joined the company in October 1992. Prior to his current position as Vice President of Operations—East, Mr. Bettis served as General Manager of Beaver from September 1997 to February 2001. In addition, Mr. Bettis served as General Manager of Electronic Design and Assembly from its startup in January 1996 to September 1997. Prior to ED&A, Mr. Bettis served as Engineering Manager for Beaver Motor Coaches and in engineering positions for Safari Motor Coaches. Before joining SMC, Mr. Bettis served as an electronics technician and supervisor in the US Air Force from 1984 to 1992.

    L. Michael Cary joined the company in August 1988. He became Vice President—Operations and Chief Operating Officer in January 1989. He separated from SMC in 1997 and rejoined the Company in February, 2001 to serve as Vice President of Operations—West. From 1976 to 1988, Mr. Cary served as Controller of Nicolai/Morgan Products, Inc., a door and wood products manufacturing firm. Prior to 1976, he served in the Air Force as a Logistics Auditor and Finance Officer. Mr. Cary holds a Bachelors degree in Business Administration from the University of Portland and a Masters degree in Logistics Management from the Air Force Institute of Technology. He currently serves on the National Alumni Board for the University of Portland.

    The following table sets forth certain information with respect to the directors of the Company.

Name, Principal Occupation and Other Directorships	Age	Director Since
Mathew M. Perlot. Mr. Perlot co-founded the Company in 1986 and has since served as its President, Chief Executive Officer and Chairman of the Board. In early 2001, Mr. Perlot retired as Chief Executive Officer, but continues to serve as Chairman of the Board. Mr. Perlot is married to Connie M. Perlot, a director and Secretary-Treasurer of the Company.	65	1986
Curtis W. Lawler. Mr.Lawler began to serve as the Chief Executive Officer upon Mr. Perlot's retirement, in addition to being a director of the Company. Mr. Lawler's most recent positions with the Company were Vice President of the Company and General Manager—Beaver Motor Coaches, Inc. Mr. Lawler co-founded the Company in 1986 and has been employed by the Company in various capacities since 1987.	79	1989
Connie M. Perlot. Ms. Perlot became Secretary-Treasurer in January 1987. Since 1986 Ms. Perlot has served as internal auditor for the Company. Ms. Perlot is married to Mathew M. Perlot.	52	1986
Jim L. Traughber. From 1968 to 1997, Mr. Traughber owned and served as President of Traughber Oil Company, a wholesale petroleum products distributor located in central Oregon.	63	1994
Lawrence S. Black. Mr. Black is Vice-Chairman of the Board of Wells Fargo Van Kasper, Inc., an investment banking firm that served as the managing underwriter for the initial public offering of the Company's Common Stock in January 1995.	71	1995
Allan L. Crisler Mr. Crisler began to serve as a director in January, 2001. He has been active in Bend real estate for the past 12 years. He is on the board of the Oregon Certified Development Corporation.	61	2001

Compensation of Directors

    Under the Company's 1994 Stock Incentive Plan (the Plan), each nonemployee director automatically is granted an option to purchase 5,000 shares of Common Stock on the date he or she becomes a nonemployee director and automatically is granted an option to purchase 1,000 additional shares of Common Stock in each subsequent calendar year that the nonemployee director continues to serve in that capacity. Other than these automatic grants, nonemployee directors may not be granted any other options under the Plan. Nonemployee directors also receive $10,000 per year as compensation for serving on the Board of Directors and are reimbursed for reasonable expenses incurred in attending meetings. Officers are appointed by the Board of Directors and serve at its discretion.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10 percent of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Executive officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and on written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors have been complied with, except that Michael Jacque reported one transaction late on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth the executive compensation paid by the Company during the last three years to the Chief Executive Officer and all other executive officers who earned more than $100,000 in combined salary and bonus in 2000.

Long-Term Compensation Awards
Annual Compensation
					Securities Underlying Options(1)	All Other Compensation
Name and Principal Position	Year	Salary	Bonus
Mathew M. Perlot(2) Chairman of the Board	2000 1999 1998	$316,800 316,800 316,800	$	— 6,515 159,165	100,000 — 100,000	$565 4,537 4,362
Michael R. Jacque(3) President and Chief Operating Officer	2000 1999	218,333 110,200	$ $	150,000 6,515	100,000 200,000	7,089 679
William L. Rich Vice President of Finance, and Chief Financial Officer	2000 1999 1998	120,000 120,000 17,719		— 1,086 6,315	50,000 — —	969 1,372 325

(1)
Represents shares of Common Stock issuable upon exercise of stock options granted under the Company's 1994 Stock Incentive Plan.

(2)
Mr. Perlot resigned his position as Chief Executive Officer, February 23, 2001.

(3)
Mr. Jacque resigned his position with the Company on April 23, 2001.

Stock Option Grants in Last Fiscal Year

    The following table provides information regarding stock options granted in 2000 to the executive officers named in the Summary Compensation Table.

			Percentage of Options Granted to Employees During Fiscal Year
						Realizable Value at Assumed Rates of Annual Stock Price Appreciation for Option Terms(1)
	Number of Shares Underlying Options Granted
				Exercise Price Per Share	Expiration Date
Name						5%	10%
Mathew M. Perlot	100,000	(2)	31.0%	$5.000	2/17/10	$641,500	$1,021,400
Michael R. Jacque(3)	100,000	(2)	31.0%	$5.000	2/17/10	$641,500	$1,021,400
William L. Rich	50,000	(2)	15.0%	$5.000	1/01/10	$320,750	$543,150

(1)
In accordance with rules of the Securities and Exchange Commission, these amounts are the hypothetical gains or option spreads that would exist for the respective options based on assumed compounded rates of annual stock price appreciation of 5 percent and 10 percent from the date the options were granted over the option term.

(2)
The options to purchase these shares became exercisable in full on February 23, 2001.

(3)
As of April 23, 2001, Mr. Jacque resigned from the Company and the Board of Directors.

Option Exercises and Year-End Option Values

    None of the executive officers named in the Summary Compensation Table exercised any options during 2000. The following table indicates for all executive officers named in the Summary Compensation Table (i) the number of shares subject to exercisable and unexercisable stock options as of December 31, 2000 and (ii) the value of in-the-money options, which represents the positive difference between the exercise price of existing stock options and the year-end price of the Common Stock.

	Number of Shares Acquired on Exercise		Number of Shares Subject to Unexercised Options at Fiscal Year End
					Value of Unexercised In-the-Money at Fiscal Year End(1)
		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mathew M. Perlot	0	0	325,560	74,440	$—	$—
Michael R. Jacque	0	0	140,190	159,810	—	—
William L. Rich	0	0	16,900	33,100	—	—

(1)
Based on last sale price of $2.125 for the Company's Common Stock on December 31, 2000.

Compensatory Plan or Agreements

    On February 23, 2001, the Company entered into a Retirement Agreement and Mutual Release of Claims with Mathew M. Perlot. Among other things, the Retirement Agreement provides for payments to Mr. Perlot of $280,000 in his first year of retirement from his position as Chief Executive Officer, $220,000 in his second year of retirement, and $100,000 per year in his third and in each subsequent year of retirement.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

    In 2000, the Compensation Committee of the Board of Directors (the Committee) was composed of two nonemployee directors. The Committee is responsible for developing and making recommendations to the Board with respect to the Company's compensation policies and the levels of compensation to be paid to executive officers. In addition, the Committee has responsibility for the administration of, and the grant of stock options and other awards under the 1994 Stock Incentive Plan, (the Plan).

    The objectives of the Company's executive compensation program are to attract and retain highly qualified executives and to motivate them to maximize shareholder returns by achieving both short-term and long-term strategic Company goals. The two basic components of the executive compensation program are base salary and long-term incentive compensation in the form of stock options. The Company also has a cash bonus program for senior executives and a 401(k) Profit Sharing Plan, both of which were instituted in 1995.

    Base Salary.  The Committee delegated authority to set executive salaries for 2000 (other than for Mathew Perlot) to Mathew Perlot, the Chief Executive Officer of the Company. Mr. Perlot set executive compensation to reflect the Committee's recommendations and to provide salary levels appropriate for the individual experience, job responsibility, and performance of each executive. In making recommendations to Mr. Perlot concerning executive compensation, the Committee considered, among other things, executive salary levels established by companies of similar size in the manufacturing and motor coach industries, and recommended salary levels near what it perceived to be the middle range of compensation for comparable positions at comparable companies. Each executive officer's salary is reviewed annually, and increases to base salary are made to reflect competitive market increases and the individual factors described above.

    Cash Bonus Program.  In 1995 the Company instituted a cash bonus program for senior executives. The program provides for cash payments based on a percentage of the Company's pretax profits. The applicable percentage of pretax profits an executive may receive under this program varies according to the executive's experience, responsibilities and performance, up to a maximum of three percent.

    Long-Term Incentive Compensation.  The Plan is a long-term incentive plan for executives, managers, and other employees within the Company. The objective of the Plan is to align employee and shareholder long-term interests by creating a strong and direct link between compensation and shareholder value. The Plan authorizes the Committee to award stock options to executive officers and other employees of the Company. Stock options are granted at an option price not less than 100% of fair market value of the Company's Common Stock on the date of grant, in the case of incentive stock options, and at prices otherwise determined by the Committee, in the case of nonstatutory stock options. To date, all options granted under the Plan have been nonstatutory stock options. Stock options granted under the Plan to date generally become exercisable to the extent of approximately 1/36th of the shares each month after the date of grant, have ten year terms, and generally terminate in the event of termination of employment. The amount of stock option grants for an individual is at the discretion of the Committee and depends upon the individual's level of responsibility and position in the Company.

(1)
This Section is not soliciting material, is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of the date of the filing or any general incorporation language contained in the filing.

    The Company's 401(k) Profit Sharing Plan allows eligible employees to contribute up to 15 percent of their compensation annually. The Profit Sharing Plan also permits the company to match a percentage of employees' contributions at management's discretion.

    Deductibility.  Section 162(m) of the Internal Revenue Code of 1986 limits to $1 million per person the amount that the Company may deduct for compensation paid to any of its most highly compensated officers in any year after 1993. The levels of salary and bonus generally paid by the Company do not exceed this limit. Upon the exercise of nonstatutory incentive stock options, however, the excess of the current market price over the option price (the option spread) is treated as compensation and, therefore, it may be possible for option exercises by an officer in any year to cause the officer's total compensation to exceed $1 million. Under IRS regulations, option spread compensation from options that meet certain requirements will not be subject to the $1 million limit on deductibility.

    Compensation of Chief Executive Officer.  The Committee set Mr. Perlot's compensation for 2000. The Committee employed the same objectives and criteria to set Mr. Perlot's salary as it used in recommending compensation levels for the Company's other executive officers. The Committee did not increase Mr. Perlot's salary in 2000.

COMPENSATION COMMITTEE
Jim L. Traughber Lawrence S. Black

PERFORMANCE GRAPH(1)

    Set forth below is a line graph comparing the cumulative total shareholder return of the Company's Common Stock with the cumulative total return, assuming reinvestment of dividends, of the Standard and Poor's 500 Stock Index (S&P 500 Index) and a peer group consisting of Coachman, Inc., Fleetwood Enterprises, Monaco Coach Corporation, National RV Holdings, Inc., Thor Industries, Inc., and Winnebago Industries for the period commencing on January 20, 1995 (the date of the Company's initial public offering) and ending on December 31, 2000. The graph assumes that $100 was invested in the Company's Common Stock (at the initial public offering price) and each index on January 20, 1995.

	Cumulative Return as of
	Base Period 1/20/95	12/31/95	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00
SMC Corporation	100.00	106.45	101.61	106.45	59.68	49.20	27.42
S&P 500 Index	100.00	134.21	164.95	221.44	284.19	339.32	373.59
Peer Group	100.00	123.95	187.42	264.3	330.77	299.73	205.59

(1)
This Section is not soliciting material, is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, regardless of the date of the filing or any general incorporation language contained in the filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership as of March 15, 2001 of the Common Stock by (i) each person known by the Company to own beneficially more than 5 percent of the Common Stock, (ii) each director and nominee for director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the Common Stock owned by them, and their addresses are c/o SMC Corporation, 20545 Murray Road, P.O. Box 5639, Bend, Oregon, 97708.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares
Mathew M. Perlot	3,317,700	(1)	58%
Curtis W. Lawler	1,168,000	(2)	20%
Michael R. Jacque	567,300	(3)	10%
William L. Rich	57,500	(4)	1%
Steven D. Bettis	20,000	(5)	*
L. Michael Cary	26,000	(6)	*
Lawrence S. Black	11,000	(7)	*
Jim L. Traughber	13,000	(8)	*
Connie M. Perlot	—	(9)	—
All directors and executive officers as a group (10 persons)	5,180,500	(10)	90%

*
Less than 1%

(1)
Includes 400,000 shares subject to an option exercisable within 60 days after March 15, 2001.

(2)
Includes 50,000 shares subject to an option exercisable within 60 days after March 15, 2001.

(3)
Includes 300,000 shares subject to an option exercisable within 60 days after March 15, 2001.

(4)
Includes 50,000 shares subject to options exercisable within 60 days after March 15, 2001.

(5)
Includes 20,000 shares subject to options exercisable within 60 days after March 15, 2001.

(6)
Includes 25,000 shares subject to options exercisable within 60 days after March 15, 2001.

(7)
Includes 10,000 shares subject to options exercisable within 60 days after March 15, 2001.

(8)
Includes 11,000 shares subject to options exercisable within 60 days after March 15, 2001.

(9)
Excludes shares owned by Mathew M. Perlot, husband of Connie M. Perlot, over which Ms. Perlot has no voting power or investment authority.

(10)
Includes 866,000 shares subject to options held by executive officers and directors that are exercisable within 60 days after March 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In March 1988, Mathew M. Perlot, Chief Executive Officer and Chairman of the Board of the Company, entered into an agreement with Curtis W. Lawler, a director of the Company. This agreement contains a right of first refusal in favor of the Company and then Mr. Perlot if Mr. Lawler proposes voluntarily to transfer any shares, dies or becomes subject to a bankruptcy proceeding. If the Company's or Mr. Perlot's purchase rights are exercised under the agreement, the purchase price in the event of death, bankruptcy, or termination of employment is a price agreed to annually by Mr. Perlot and Mr. Lawler, and in the event of a proposed voluntary sale, the purchase price is the lower of the agreed price or the proposed voluntary sales price. The last agreed price formula was to fix the per share price at two-thirds of the Common Stock's market price as of the date of a proposed sale.

    In 2000, the Company purchased electronics from a supplier company that is owned by a principal related to Mr. Perlot. The Company purchased parts for the total amount of $710,000 for the year ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMC CORPORATION
Date: April 27, 2001	By:	/s/ WILLIAM L. RICH William L. Rich Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 27, 2001.

Signature	Title

/s/ MATHEW M. PERLOT Mathew M. Perlot	Chairman of the Board
/s/ CURTIS W. LAWLER Curtis W. Lawler	Chief Executive Officer (Principal Executive Officer)
/s/ WILLIAM L. RICH William L. Rich	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ CONNIE M. PERLOT Connie M. Perlot	Director
/s/ LAWRENCE S. BLACK Lawrence S. Black	Director
/s/ JIM L. TRAUGHBER Jim L. Traughber	Director
/s/ ALLAN L. CRISLER Allan L. Crisler	Director

QuickLinks

TABLE OF CONTENTS
PART III
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)
PERFORMANCE GRAPH(1)
SIGNATURES