Form 10-Q
period 2001-03-31
SMC CORP
filed 2001-05-15
CIK 932129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

Commission File No. 0-25390

SMC CORPORATION
(Exact name of Registrant as specified in its charter)

Oregon	93-0939076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20545 Murray Road
Bend, Oregon	97701
(Address of principal executive offices)	(Zip Code)

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

          Yes ☒         No ☐

The number of outstanding shares of Common Stock at May 1, 2001:  5,745,599

SMC CORPORATION
INDEX TO FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements

SMC Corporation Consolidated Balance Sheet (in thousands)
	December 31, 2000	March 31, 2001
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$119	$234
Accounts receivable, net	7,832	7,333
Tax refund receivable	1,169	1,169
Inventories (Note 2)	35,151	28,114
Prepaid expenses and other	666	521
Deferred tax asset	4,734	4,734
Total current assets	49,671	42,105

Property, plant and equipment, net	12,827	12,455
Intangible assets, net	1,569	1,523
Deferred tax asset	405	1,518
Other assets	169	165
Total assets	$64,641	$57,766

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$6,511	$4,332
Current portion of long-term debt	407	382
Accounts payable	22,253	20,807
Product warranty liabilities	4,026	4,036
Current portion of capital lease obligation	17	11
Accrued liabilities	5,417	5,099
Total current liabilities	38,631	34,667

Long-term debt, net of current portion	8,613	7,597
Total liabilities	47,244	42,264

Shareholders’ equity:
Preferred stock, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, 30,000 shares authorized, 5,745 shares issued and outstanding	8,914	8,914
Additional paid-in capital	1,472	1,472
Retained earnings	7,011	5,116
Total shareholders’ equity	17,397	15,502
Total liabilities and shareholders’ equity	$64,641	$57,766

The accompanying notes are an integral part of this financial statement.

SMC Corporation Consolidated Statement of Operations (in thousands, except per share amounts)
	Three Months Ended
	March 31, 2000	March 31, 2001
	(unaudited)

Sales	$53,052	$45,073

Cost of sales	47,596	42,573
Gross profit	5,456	2,500

Selling, general and administrative expenses	4,948	4,077

Legal and settlement costs	452	843
Income (loss) from operations	56	(2,420)

Interest expense	482	413

Other expense, net	8	175
Loss before provision for taxes	(434)	(3,008)

Benefit for income taxes	(174)	(1,113)
Net loss	$(260)	$(1,895)
Net loss per share - basic	$(.05)	$(.33)
Net loss per share - diluted	$(.05)	$(.33)
Weighted average number of shares - basic	5,780	5,745
Weighted average number of shares - diluted	5,780	5,745

The accompanying notes are an integral part of this financial statement.

SMC Corporation Consolidated Statement of Changes in Shareholders’ Equity (unaudited) (in thousands)

	Common Stock		Additional
			paid-in	Retained
	Shares	Amount	capital	earnings	Total

Balance, December 31, 1999	5,780	$9,033	$1,472	$12,374	$22,879

Net loss	-	-	-	(5,363)	(5,363)

Stock repurchase	(35)	(119)	-	-	(119)
Balance, December 31, 2000	5,745	8,914	1,472	7,011	17,397

Net loss	-	-	-	(1,895)	(1,895)
Balance, March 31, 2001	5,745	$8,914	$1,472	$5,116	$15,502

The accompanying notes are an integral part of this financial statement.

SMC Corporation Consolidated Statement of Cash Flows (in thousands)
	Three Months Ended
	March 31, 2000	March 31, 2001
	(unaudited)

Cash flows from operating activities:
Net loss	$(260)	$(1,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on asset disposition	-	1
Depreciation and amortization	517	463
Deferred taxes	-	(1,113)
Changes in current assets and liabilities:
Accounts receivable	6,353	499
Inventories	2,905	7,037
Prepaid expenses and other	21	145
Other assets	4	4
Accounts payable	(3,654)	(1,446)
Income taxes payable	(608)	-
Accrued liabilities and other obligations	(516)	(308)
Net cash provided by operating activities	4,762	3,387
Cash flows from investing activities:
Capital expenditures	(240)	(46)
Net cash used in investing activities	(240)	(46)
Cash flows from financing activities:
Net repayments on notes payable	(4,265)	(2,179)
Repayments of long-term debt	(225)	(1,041)
Principal payments on capital lease obligation	(5)	(6)
Net cash used in financing activities	(4,495)	(3,226)
Net increase in cash and cash equivalents	27	115

Cash and cash equivalents, beginning of period	26	119
Cash and cash equivalents, end of period	$53	$234

The accompanying notes are an integral part of this financial statement.

SMC Corporation Form 10-Q For the First Quarter Ended March 31, 2001 (unaudited) Notes to Consolidated Financial Statements

1.          Basis of Presentation of Interim Period Statements

The accompanying financial statements are unaudited and have been prepared by SMC Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods reported.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the 2000 Form 10-K filed with the Securities and Exchange Commission.  The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

2.          Inventories

Inventories by major classification are as follows (in thousands):
	December 31, 2000	March 31 2001
Raw materials	$11,916	$9,964
Work-in-progress	9,984	7,596
Finished goods	13,251	10,554
Total	$35,151	$28,114

3.          Earnings Per Share

Basic EPS is computed by dividing the net income by the weighted average actual shares outstanding for each period presented with no consideration as to the dilutive impact of the Company’s outstanding stock options or warrants.  Diluted EPS includes additional dilution from the effect of potential issuance of common stock, such as stock issuance to the exercise of stock options, warrants outstanding and the conversion of debt.

Due to the Company’s net loss, stock options accounted for using the treasury stock method would be antidilutive.  Accordingly, 1,105,500 stock option plan shares have been excluded from the diluted net loss per share calculation for the three months ended March 31, 2001.

4.          Related Party Transactions

During the three month period ending March 31, 2001 and 2000, the Company purchased electronic parts for a total amount of $191,518 and $234,000, respectively, from a supplier company that is owned by a principal related to an officer.

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

             The following table sets forth, for the periods indicated, selected consolidated statement of operations data, expressed as a percentage of sales, and the percentage change in such data from the comparable prior period.

	Three months ended
	March 31, 2000	March 31, 2001	Percentage change in dollar amounts

Sales	100.0%	100.0%	(15.0)%
Cost of sales	89.7	94.5	(10.6)
Gross profit	10.3	5.5	(54.2)
Selling, general and administrative expenses	9.3	9.0	(17.6)
Legal and settlement costs	.9	1.9	86.5
Income (loss) from operations	.1	(5.4)	(4,421.4)
Interest expense	.9	.9	(14.3)
Other income	-	.4	(2,087.5)
Pretax loss	(.8)	(6.7)	593.1
Benefit for income taxes	(.3)	(2.5)	539.7
Net loss	(.5)%	(4.2)%	628.8

             Sales decreased 15.0% to $45.1 million for the first quarter of 2001 from $53.1 million for the comparable period in 2000.  Sales decreased primarily in the high end Safari lines.  Beaver sales increased by approximately 20% primarily in the recently redesigned Monterey and Contessa models.  Harney sales decreased as lower Riata revenues were partially offset by higher revenues of the Renegade.

             Retail sales for class A units decreased by 7.2%in the first quarter of 2001 while the industry as a whole experienced a 25.1% decline.  During the same period, according to data published be Statistical Survey, Inc., market share of SMC increased by 24.0%.

             Gross profits were lower in the first quarter of 2001 when compared to the first quarter of 2000 primarily as the result of lower sales volumes.  Lower productions volumes at the plants accounted for decreased efficiencies.  Warranty costs, however, were lower in the first quarter of 2001 by over $400,000.

             Administrative and finance costs declined during the period by almost $900,000 due to decreases in accounting and administrative costs of $444,000 and lower sales and marketing costs of $429,000.  Legal costs rose by approximately $400,000 in recognition of the Company’s commitment to resolve product disputes in a more expeditious manner.

             Interest expense decreased as a result of lower debt levels, however, other nonoperating expenses were higher.

             Given the factors affecting gross margin and selling, general and administrative expenses, operating income decreased to a loss of $2.4 million for the first quarter of 2001 from income of $56,000 in the comparable period of 2000.

             The effective tax rate of 37.0% in the first quarter of 2001 is a decrease from the effective tax rate of 40.0% in the first quarter of 2000.  Net loss after tax for the first quarter of 2001 was $1.9 million, down from first quarter 2000 net loss of $260,000.

             The Company's revenues historically have been subject to some seasonal fluctuation.  Demand for high-line motor coaches tends to increase with the beginning of the new model year, which occurs during the Company's third quarter that begins July 1.

Liquidity and Capital Resources

             During the first quarter of 2001, SMC generated cash flow from operations of $3.4 million.  This compares to cash flow from operations of $4.8 million from the first quarter of 2000.  The reduction in cash flow is attributable to the increase in net loss of approximately $1.6 million.  Inventories were reduced by over $7 million from year end levels with relatively equal reductions in raw material, work in process, and finished goods inventory.

             The Company used $3.2 million to pay down long term and notes payable debt in the first quarter of 2001.  This compares to a $4.5 million decrease in net borrowing during the first quarter of 2000.

             Capital expenditures decreased $194,000 in the first quarter of 2001 compared to the first quarter of 2000.

             The Company anticipates that its aggregate capital expenditures for 2001 will be approximately $500,000.  The Company plans to use cash generated from operations, borrowings under its credit arrangements and long term lease obligations to fund these expenditures.

             The Company has an operating line of credit of $10 million and a real estate term facility of $8 million.  As of March 31, 2001, $5.7 million was available on the operating line of credit and $837,000 was available on the real estate term facility.  The amount outstanding on the operating line is at an interest rate of 10.00%and the amount outstanding on the real estate term facility is based on the prime rate of 8.0%.  These amounts are collateralized by all assets not specifically identified in other financing obligations.  The terms of the revolving credit and real estate financing agreements required compliance with certain financial covenants and other covenants.  As of May 1, 2001, the Company has a continuing commitment from its bank.  New covenants are presently being negotiated with a final agreement anticipated by May 15, 2001, and no debt covenants were in effect at March 31, 2001.

             Most dealer purchases of motor coaches from the Company are financed under flooring financing arrangements between the dealer and a bank or finance company.  Under these flooring arrangements, the financing institution lends the dealer all or substantially all of the wholesale purchase price of a motor coach and retains a security interest in the coach purchased.  These financing arrangements provide that, for a period of time after a coach is financed (generally 12 to 18 months), if the dealer defaults on its payment or other obligations to the lender, the Company is obligated to repurchase the dealer’s inventory for the amount then due from the dealer plus, in certain circumstances, costs incurred by the lender in connection with repossession of the inventory.  The repurchase price may be more than the resale value of the coach.  The Company’s contingent liability under its repurchase obligations varies from time to time.  As of March 31, 2001, the Company estimates its total contingent liability under repurchase obligations was approximately $82.7 million.  The Company cannot predict with certainty its future losses, if any, pursuant to repurchase obligations, and these amounts may vary materially from the expenditures historically made by the Company.  Furthermore, even in circumstances where losses in connection with repurchase obligations are not material, a repurchase obligation can represent a significant cash requirement for the Company.

Other Items

             On April 20, 2001, Michael R. Jacque, President, Chief Operating Officer and a director of the Company, resigned all positions.  On April 27, 2001, the Board of Directors requested that the Chairman of the Board of Directors, Mathew M. Perlot, defer his retirement and return to active management to direct the Sales, Marketing, and Design functions.  Mr. Perlot agreed.

             In addition to the above, the Company has suspended most manufacturing activities at its Harney Coach Works operations due to a decrease in factory orders for the Renegade and Riata products.  Production for orders in house are being completed with a greatly reduced staff and any future production is expected to require only a fraction of the personnel.  The Company is continuing the operations at its Composite Technology, Inc. subsidiary that occupies the same facility as Harney Coach Works and is not expected to be significantly impacted by the suspension of activities at Harney.  Harney Coach Works employees will be given top priority as positions become available at Composite Technologies, Inc.

Forward Looking Statements: The statements in this report concerning anticipated expenditures, the status of negotiations with the Company’s lenders, and the likely conclusion of pending litigation constitute forward looking statements. Factors that could materially affect the above items include, but are not limited to, competitive market pressures (including increased competition, new product offerings by competitors and price pressures), and unfavorable business conditions in the RV industry and general economy.

Part II - Other Information

Item 1               Legal Proceedings

In the case involving certain employment practices referenced in the 2000 Form 10K, the judge has set aside the original verdict of $1.0 million and has ordered a new trial for the punitive damage assessment.  The Company can not determine at this time to what extent punitive damages could be assessed.  For further information, refer to the 2000 Form 10K.

Item 6. Exhibits and Reports on Form 8-K

             (a)         Exhibits

             11         Statement of Calculation of Average Common Shares Outstanding

             (b)        Reports on Form 8-K

             A Form 8–K was filed by the Registrant on January 10, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMC CORPORATION

Date: May 9, 2001	By: WILLIAM L. RICH
William L. Rich
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description

11	Statement of Calculation of Average Common Shares Outstanding